Form 10-Q
period 1997-03-31
OMNIQUIP INTERNATIONAL INC
filed 1997-05-15
CIK 1023973

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997
                        Commission File Number: 0-21461



                          OMNIQUIP INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      43-1721419
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)






            369 West Western Avenue, Port Washington, Wisconsin 53074
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (414) 284-5571
-------------------------------------------------------------------------------
              (registrant's telephone number, including area code)


-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
            12 months (or for such shorter period that the registrant
              was required to file such reports), and (2) has been
            subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                       ------   ------

            The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of May 8, 1997 was 14,250,000.

OMNIQUIP INTERNATIONAL, INC.

Index
-------------------------------------------------------------------------------

                                                                         Page
Part I   Financial Information                                           Number

         Item 1.   Financial Statements (Unaudited, except as noted)

                   Consolidated Balance Sheet at March 31, 1997
                    and September 30, 1996 (Audited)                       3

                   Consolidated Statement of Income for the
                    three and six months ended March 31, 1997
                    and March 31, 1996                                     4

                   Consolidated Statement of Changes in
                    Stockholders' Equity for the six months
                    ended March 31, 1997                                   5

                   Consolidated Statement of Cash Flows for the
                    six months ended March 31, 1997 and
                    March 31, 1996                                         6

                   Notes to Consolidated Financial Statements           7-10

         Item 2.   Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                 11-15

Part II  Other Information

         Item 4.   Submission of Matters to a Vote of Security
                   Holders                                                16

         Item 6.   Exhibits and Reports on Form 8-K                       16

Signatures

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)


                                                      March 31, 1997     September 30, 1996
Assets                                                (Unaudited)

Current Assets:
  Cash and cash equivalents                                 $5                $53
  Accounts receivable, net                              25,019             21,678
  Inventories                                           30,234             27,540
  Prepaid expenses and other current ass                 5,538              5,534
                                                      --------           --------
        Total current assets                            60,796             54,805
Property, plant and equipment, net                      16,031             16,490
Goodwill, net                                           65,694             65,571
Other assets, net                                        1,811              2,714
                                                      --------           --------
                                                      $144,332           $139,580
                                                      ========           ========

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                     $5,600             $3,875
  Accounts payable                                      21,134             20,895
  Accrued liabilities                                   13,878             16,642
                                                      --------           --------
        Total current liabilities                       40,612             41,412

Long-term debt                                          44,610             84,566
Other noncurrent liabilities, net                          422                422
Deferred income taxes                                      756                755

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,500,000 shares
   authorized; no shares issued and outstanding
 Common stock, $.01 par value,  100,000,000  shares
  authorized;  14,250,000 and 11,250,000 shares
  issued and outstanding at March 31, 1997 and
  September 30, 1996, respectively                         143                113
 Additional paid-in capital                             43,724              6,240
 Notes receivable from stockholders                       (352)              (352)
 Retained earnings                                      14,417              6,424
                                                      --------           --------
        Total stockholders' equity                      57,932             12,425
                                                      --------           --------
                                                      $144,332           $139,580
                                                      ========           ========


        See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Statement of Income
(Unaudited)
(Amounts in Thousands Except Per Share Data)

                                         Three months ended March 31,    Six months ended March 31,
                                             1997         1996                1997        1996
                                             ----         ----                ----        ----

Net sales                                    $63,452      $27,579             $122,618    $51,066

Cost of sales                                 46,345       20,345               90,232     37,675
                                             --------------------             -------------------

Gross profit                                  17,107        7,234               32,386     13,391

Selling, general and administrative            6,719        3,908               12,474      7,331
                                             --------------------             -------------------

Operating profit                              10,388        3,326               19,912      6,060

Other expenses:
 Interest on indebtedness                      1,883          651                4,182      1,317
 Other finance charges                           467          477                1,001      1,003
 Other, net                                      (25)          13                  (86)        16
                                             --------------------             -------------------
                                               2,325        1,141                5,097      2,336
                                             --------------------             -------------------

Income before income taxes and
 extraordinary item                            8,063        2,185               14,815      3,724
Provision for income taxes                     3,266          833                6,040      1,409
                                             --------------------             -------------------
Income before extraordinary item               4,797        1,352                8,775      2,315

Extraordinary item--loss on repayment of
 long-term debt, net of income tax benefit
 of $521                                        (782)                             (782)
                                             --------------------             -------------------
Net income                                    $4,015       $1,352               $7,993     $2,315
                                             ====================             ===================

Earnings per share:
  Income before extraordinary item             $0.41        $0.12                $0.77      $0.21
  Extraordinary item                           (0.06)                            (0.07)
                                             --------------------             -------------------
  Net income                                   $0.35        $0.12                $0.70      $0.21
                                             ====================             ===================
Weighted average shares                       11,618       11,250               11,432     11,250
                                             ====================             ===================



                See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands)


                                                                      Notes
                                                      Additional    receivable
                                            Common      paid-in        from        Retained
                                            stock       capital    stockholders    earnings     Total


Balance, September 30, 1996                   $113       $6,240         ($352)      $6,424      $12,425
Net income                                                                           7,993        7,993
Proceeds from initial public offering           30       37,484                                  37,514
                                            ------    ---------    -----------     -------      -------
Balance, March 31, 1997                       $143      $43,724         ($352)     $14,417      $57,932
                                            ======    =========    ===========     =======      =======



        See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.

Note 1. Financial Statements
Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in Thousands)

                                                                   Six months ended
                                                                       March 31,

                                                                     1997     1996
                                                                     ----     ----
Cash flows from operating activities:
  Net income                                                         $7,993   $2,315
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                      1,048      477
    Amortization                                                        991      194
    Loss on repayment of long-term debt                               1,303      --
    (Increase) decrease in current assets:
      Accounts receivable, net                                       (3,341)     881
      Inventories                                                    (2,694)     114
      Prepaid expenses and other current assets                         (46)     222
    Increase (decrease) in current liabilities:
      Accounts payable                                                  239   (3,058)
      Other current liabilities                                      (2,764)     152
    Other                                                               (22)      (1)
                                                                    -----------------
Net cash provided by operating activities                             2,707    1,296
                                                                    -----------------
Cash flows from investing activities:
   Capital expenditures, net                                           (589)    (820)
   Payments to former TRAK shareholders for ATLAS                      (838)     --
   Other                                                                356     (119)
                                                                    -----------------
Net cash used in investing activities                                (1,071)    (939)
                                                                    -----------------
Cash flows from financing activities:
   Proceeds from initial public offering                             37,557      --
   Net payments on revolver                                            (831)     (87)
   Payments on long-term debt                                       (37,400)    (270)
   Debt prepayment fees                                              (1,010)     --
                                                                    -----------------
Net cash used in financing activities                                 (1,684)    (357)
                                                                    -----------------
Net change in cash                                                      (48)       0
Cash beginning of period                                                 53        1
                                                                    -----------------
Cash at end of period                                                    $5       $1
                                                                    =================

        See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.
Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)

1.   Unaudited  consolidated  financial  statements
     The accompanying unaudited consolidated financial statements of Omniquip International, Inc. (Omniquip or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company's Amendment No. 2 to Form S-1 filed on February 20, 1997 with the Securities and Exchange Commission.

2.   Organization
     Omniquip owns 100% of the outstanding common stock of its subsidiaries, TRAK International, Inc. (TRAK) and Lull International, Inc. (Lull). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

3.   Lull acquisition
     For further detailed information regarding the August 1996 acquisition of Lull, see Note 2 to the consolidated financial statements of the Company included in the Company's Amendment No. 2 to Form S-1 filed on February 20, 1997 with the Securities and Exchange Commission.

     The following table sets forth the pro forma information for Omniquip as if the Lull acquisition had occurred on October 1, 1995. No pro forma adjustments have been reflected for the effects of the Company's March 1997 initial public offering of common stock and the application of proceeds therefrom or for the additional costs associated with being a publicly held company. This information is unaudited and does not purport to represent actual net sales or net income had the acquisition actually occurred on October 1, 1995.


                       Pro forma information (unaudited)
             For the three months               For the six months
             ended March 31, 1996               ended March 31, 1996
             --------------------               --------------------

Net sales           $53,425                           $97,393
Net income            2,411                             1,707

4.   Initial  public  offering
     On March 20, 1997, the Company completed its initial public offering of common stock, selling 3 million primary and 6.2 million secondary shares (including the overallotment option) for $14 per share. The proceeds to the Company and the application of such proceeds are as follows:

OMNIQUIP INTERNATIONAL, INC.
Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)

           Price to public                               $42,000
           Less: underwriting discounts and commissions   (2,730)
                                                         --------
           Company proceeds                              $39,270

                                                         ========
        Payment of subordinated debt as follows:
         Note payable to a financial institution         $14,000
         Note payable to a insurance company               5,000
         Note payable to HGI III, L.P.                     2,000
         Interest                                            547
         Prepayment fees                                   1,010
                                                         -------
                                                          22,557
        Payment on Bank Term Debt                         15,000
        Expenses of offering                               1,713
                                                         -------
        Total application of Company proceeds            $39,270
                                                         =======

     In conjunction with the repayment of certain debt, the Company has recognized a $782 after-tax extraordinary loss resulting from prepayment fees paid to the insurance company and the financial institution and write-off of applicable capitalized deferred financing costs.

5.   U.S. Government Contract
     On February 28, 1997, TRAK received delivery order number 5 on the Company's ATLAS contract for 157 units. This order resulted in a payment to the former TRAK shareholders of $838, which is reflected as additional goodwill related to the TRAK acquisition in the accompanying financial statements.

6.   Inventories
     Inventories consist of the following:

                                                   March 31,   September 30,
                                                     1997           1996
                                                     ----           ----
        Raw material and purchased components      $17,431        $15,614
        Work-in-process                              3,481          4,302
        Finished goods                               7,765          7,094
        Unbilled government contract costs           1,557            530
                                                   ----------------------
                                                   $30,234        $27,540
                                                   ======================

7.   Boom warranty program
     During 1995, prior to its acquisition by the Company, Lull had determined that a specific warranty obligation had been incurred on certain manufactured boom units. At the acquisition date, the estimated cost to complete the boom warranty program amounted to $2,000. A reserve for this amount was recorded in purchase accounting by the Company. At March 31, 1997, and September 30, 1996, a corresponding liability of $512 and $1,557, respectively, is reflected as a component of other current liabilities in the accompanying balance sheet. This program is expected to be completed in fiscal 1997, and costs are not expected to exceed the current reserve.

OMNIQUIP INTERNATIONAL, INC.
Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)

8.   Stock Options
     On March 20, 1997, the Company granted options to purchase 357,750 shares of the Company's stock at an exercise price of $14 per share to officers and employees under the 1996 Long-Term Incentive Plan and options to purchase 45,000 shares of the Company's common stock at an exercise price of $14 per share to directors under the Directors Non-Qualified Stock Option Plan. No options had been granted prior to this date under either plan. At March 31, 1997, no options were exercisable under either plan.

9.   Earnings Per Share
     The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when the effect was dilutive, common stock equivalents consisting of certain shares subject to stock options. The common equivalent shares arising from the effect of outstanding stock options was computed using the treasury stock method, if dilutive. As all potentially dilutive securities are considered common stock equivalents, there was not a difference between primary and fully diluted earnings per share.

10.  New accounting standard
     Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," issued in February 1997 and effective for the Company in fiscal 1998, requires presentation in the income statement of basic and diluted earnings per share, calculated as defined by SFAS 128, rather than primary and fully diluted earnings per share as defined in APB 15 "Earnings per Share." Earnings per share calculated in accordance with SFAS 128 is not expected to differ materially from earnings per share as calculated by the Company under APB 15.

11.  Commitments and contingencies
     The Company is included in various litigation consisting almost entirely of product and general liability claims arising in the normal course of business. The Company maintains insurance policies relative to product and general liability claims and has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position or results of operations of the Company.

     The Company has financing arrangements with certain third-party financing institutions to facilitate dealer purchases of equipment under floor plan and rental fleet arrangements. The aggregate outstanding loan balance on a consolidated basis under these agreements was $69.4 million at March 31, 1997. Under TRAK's agreements, TRAK either provides a back-up guarantee of dealer's credit or an undertaking to repurchase equipment at a discounted price at specified times or under specified circumstances. The aggregate outstanding loan balance under the TRAK agreements was $59.6 million at March 31, 1997. TRAK's actual exposure under these financing arrangements is significantly less than the nominal amount outstanding. Aggregate losses under substantially all of the Company's guarantee obligations to third party lenders with respect to its TRAK dealers in each of calendar years 1996 and 1997 are limited to the greater of $1.5 million or 5% of the loan balance at the previous calendar year end (approximately $2.5 million for 1997).

     Lull is also a party to a retail finance agreement with a financing company, which provides Lull distributors with financing for equipment purchases from Lull. The financing company has also agreed to

OMNIQUIP INTERNATIONAL, INC.
Item 1. Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)

     provide financing for distributors' purchases of Lull-produced equipment used as rental inventory by the distributors. Such contracts are arranged on an installment basis with a balloon payment by the distributor for the residual balance at the end of the term (typically due 48 months from date of shipment). In the event the distributor does not elect to pay or refinance the balloon payment, Lull has agreed to pay the residual amount if requested by the financing company. A secured interest in the equipment financed is maintained by the finance company. Aggregate outstanding loan balances under this agreement as of March 31, 1997 were approximately $9.8 million. This contingency would be reduced by proceeds from the sales of the equipment financed.

         Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Omniquip International, Inc. (Omniquip or the Company) for the three and six months ended March 31, 1997 compared to the three and six months ended March 31, 1996. The discussion should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and management's discussion and analysis of results of operations and financial condition in the Company's Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission on February 20, 1997.

Certain statements included herein are forward-looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including cyclical fluctuation in demand, loss of, or reduced orders under, the Company's contract for the sale of ATLAS vehicles, the inability to make complementary acquisitions, or to integrate any such acquisition, and risks associated with the substantial borrowings that may be necessary to finance acquisitions.

Results Of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of income:

                                   Three months ended March 31,   Six months ended March 31,
                                        1997          1996             1997         1996

Net sales                               100.0%        100.0%           100.0%       100.0%
Cost of sales                            73.0%         73.8%            73.6%        73.8%
                                        ------        ------           ------       ------

Gross profit                             27.0%         26.2%            26.4%        26.2%
Selling, general and administrative
 expenses                                10.6%         14.2%            10.2%        14.3%
                                        ------        ------           ------       ------

Operating income                         16.4%         12.0%            16.2%        11.9%
Interest expense                          3.0%          2.4%             3.4%         2.6%
Other finance charges                     0.7%          1.7%             0.8%         2.0%
                                        ------        ------           ------       ------

Income before income taxes and
  extraordinary item                     12.7%          7.9%            12.0%         7.3%
Provision for income taxes                5.2%          3.0%             4.9%         2.8%
                                        ------        ------           ------       ------

Income before income taxes                7.5%          4.9%             7.1%         4.5%
Extraordinary item                       -1.2%          0.0%            -0.6%         0.0%
                                        ------        ------           ------       ------

Net income                                6.3%          4.9%             6.5%         4.5%
                                        ======        ======           ======       ======


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net sales for the three months ended March 31, 1997 were $63.5 million, an increase of $35.9 million over net sales of $27.6 million for the three months ended March 31, 1996. Sales of telescopic material handlers for the three months ended March 31, 1997 were $53.1 million, an increase of $32.5 million over the 1996 period. Sales of skid steer loaders for the three months ended March 31, 1997 were $4.3 million, which was essentially unchanged from the 1996 period. Sales of parts and attachments for the three months ended March 31, 1997 were $6.1 million, an increase of $3.3 million over the 1996 period. Of the $32.5 million increase in telescopic material handlers, $24.6 million was due to the acquisition of Lull International, Inc. (Lull) and the remaining $7.9 million reflected continued strong growth in the existing TRAK International, Inc.
(TRAK) telescopic business. The flat net sales for skid steer loaders reflected increased domestic demand offset by reduced international shipments due to the Company's European distributor being acquired by a competitor. Of the $3.3 million increase in parts and attachments, $2.4 million resulted from the acquisition of Lull and the remaining $0.9 million primarily reflected increased demand for parts driven by the increased population of TRAK units operating in the field.

Gross profit for the three months ended March 31, 1997 was $17.1 million, an increase of $9.9 million over gross profit of $7.2 million for the three months ended March 31, 1996. The increase in gross profit primarily reflected the increase in net sales discussed above. The gross margin increased to 27.0% for the three months ended March 31, 1997 from 26.2% for the three months ended March 31, 1996. The improvement in gross margin was due to improved manufacturing efficiencies at all three plants, price increases that were implemented during the current quarter, economies due to higher volumes and increased mix of telescopic material handlers which carry higher margins than other products. Partially offsetting these improvements was the acquisition of Lull, whose gross margin has historically been lower than that of TRAK.

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 1997 were $6.7 million, an increase of $2.8 million over SG&A expenses of $3.9 million for the three months ended March 31, 1996. Of the $2.8 million increase, $2.1 million resulted from the acquisition of Lull including $0.4 million of goodwill amortization. SG&A expenses as a percentage of net sales decreased to 10.6% for the three months ended March 31, 1997 from 14.2% for the three months ended March 31, 1996. This decrease in the SG&A percentage reflected the acquisition of Lull, whose SG&A percentage has historically been lower than that of TRAK, as well as effective control of SG&A expenses and the relatively fixed nature of certain of these expenses.

Operating income for the three months ended March 31, 1997 was $10.4 million, an increase of $7.1 million over operating income of $3.3 million for the three months ended March 31, 1996. Operating margins increased to 16.4% for the three months ended March 31, 1997 from 12.0% for the 1996 period. The improvements in operating income and operating margins reflected the factors described above.

Interest expense for the three months ended March 31, 1997 was $1.9 million, an increase of $1.2 million over interest expense of $0.7 million for the three months ended March 31, 1996. Interest expense as a percentage of net sales increased to 3.0% for the three months ended March 31, 1997 from 2.4% for the 1996 period. The increase in interest expenses was due primarily to the increased debt incurred to finance the August 1996 acquisition of Lull.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $0.5 million for the three months ended March 31, 1997, relatively unchanged from the three months ended March 31, 1996. Other finance charges as a percentage of net sales decreased from 1.7% to 0.7%. The reduction in finance charges as a percentage of sales reflected the fact that Lull has not historically incurred such charges as well as a reduction in the percentage of TRAK business being financed in the current quarter.

Provision for income taxes for the three months ended March 31, 1997 was $3.3 million compared to $0.8 million for the three months ended March 31, 1996. The increase reflected the increase in income before income taxes of $5.9 million as well as an increase in the effective tax rates between these periods. The Company's effective tax rate was 40.5% for the three months ended March 31, 1997 compared to 38.1% for the three months ended March 31, 1996.

Income from continuing operations for the three months ended March 31, 1997 was $4.8 million, an increase of $3.4 million, or 254.8%, over income from continuing operations of $1.4 million for the three months ended March 31, 1996, as a result of the factors described above.

In March 1997, in connection with the initial public offering and the application of the proceeds therefrom to repay indebtedness, the Company incurred an extraordinary charge of $0.8 million, net of $0.5 million of income tax benefits, or $.06 per share, related to prepayment penalties and write-off of deferred financing charges.

Net income for the three months ended March 31, 1997 was $4.0 million, an increase of $2.7 million, or 197.0%, from net income for the same period in 1996 as a result of the factors described above.

Earnings per share for the three months ended March 31, 1997 was $0.35, an increase of $0.23 from earnings per share of $0.12 for the three months ended March 31, 1996 as a result of the increase in net income described above partially offset by an increase in the weighted average shares outstanding from
11.3 million to 11.6 million.

Six Months Ended March 31, 1997 Compared to Six Months Ended March 31, 1996

Net sales for the six months ended March 31, 1997 were $122.6 million, an increase of $71.5 million over net sales of $51.1 million for the six months ended March 31, 1996. Sales of telescopic material handlers for the six months ended March 31, 1997 were $102.6 million, an increase of $64.5 million over the 1996 period. Sales of skid steer loaders for the six months ended March 31, 1997 were $8.3 million, an increase of $0.8 million or 10.8% from the 1996 period. Sales of parts and attachments for the six months ended March 31, 1997 were $11.7 million, an increase of $6.2 million over the 1996 period. Of the $64.2 million increase in telescopic material handlers, $50.1 million was due to the acquisition of Lull and the remaining $14.1 million reflected continued strong growth in the existing TRAK telescopic business. Increased skid steer loader sales reflected increased domestic demand partially offset by reduced international shipments due to the Company's European distributor being acquired by a competitor. Of the $6.2 million increase in parts and attachments, $4.4 million resulted from the acquisition of Lull and the remaining $1.8 million primarily reflected increased demand for parts driven by the increased population of TRAK units operating in the field.

Gross profit for the six months ended March 31, 1997 was $32.4 million, an increase of $19.0 million over gross profit of $13.4 million for the six months ended March 31, 1996. The increase in gross profit primarily reflected the increase in net sales discussed above. The gross margin increased to 26.4% for the six months ended March 31, 1997 from 26.2% for the six months ended March 31, 1996. The improvement in gross margin was due to improved manufacturing efficiencies at all three plants, price increases that were implemented during the second fiscal quarter and economies due to higher volumes. Partially offsetting these improvements was the acquisition of Lull, whose gross margin has historically been lower than that of TRAK.

SG&A expenses for the six months ended March 31, 1997 were $12.5 million, an increase of $5.1 million over SG&A expenses of $7.3 million for the six months ended March 31, 1996. Of the $5.1 million increase, $4.2 million resulted from the acquisition of Lull, including $0.8 million of goodwill amortization. SG&A expenses as a percentage of net sales decreased to 10.2% for the six months ended March 31, 1997 from 14.3% for the six months ended March 31, 1996. This decrease in the SG&A percentage reflected the acquisition of Lull, whose SG&A percentage has historically been lower than that of TRAK, as well as effective control of SG&A expenses and the relatively fixed nature of certain of these expenses.

Operating income for the six months ended March 31, 1997 was $19.9 million, an increase of $13.9 million over operating income of $6.1 million for the six months ended March 31, 1996. Operating margins increased to 16.2% for the six months ended March 31, 1997 from 11.9% for the 1996 period. The improvements in operating income and operating margins reflected the factors described above. Interest expense for the six months ended March 31, 1997 was $4.2 million, an increase of $2.9 million over interest expense of $1.3 million for the six months ended March 31, 1996. Interest expense as a percentage of net sales increased to 3.4% for the six months ended March 31, 1997 from 2.6% for the 1996 period. The increase in interest expenses was due primarily to the increased debt incurred to finance the August 1996 acquisition of Lull.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $1.0 million for the six months ended March 31, 1997, relatively unchanged from the six months ended March 31, 1996. Other finance charges as a percentage of net sales decreased from 2.0% to 0.8%. The reduction in finance charges as a percentage of net sales primarily reflected the fact that Lull has not historically incurred such charges.

Provision for income taxes for the six months ended March 31, 1997 was $6.0 million compared to $1.4 million for the six months ended March 31, 1996. The increase reflected the increase in income before income taxes of $11.1 million as well as an increase in the effective tax rates between these periods. The Company's effective tax rate was 40.8% for the six months ended March 31, 1997 compared to 37.8% for the six months ended March 31, 1996.

Income from continuing operations for the six months ended March 31, 1997 was $8.8 million, an increase of $6.5 million, or 279.0%, over income from continuing operations of $2.3 million for the six months ended March 31, 1996, as a result of the factors described above.

In March 1997, in connection with the initial public offering and the application of the proceeds therefrom to repay indebtedness, the Company incurred an extraordinary charge of $0.8 million, net of $0.5 million of income tax benefits, or $.07 per share, related to prepayment penalties and write-off of deferred financing charges.

Net income for the six months ended March 31, 1997 was $8.0 million, an increase of $5.7 million, or 245.3%, from net income for the same period in 1996 as a result of the factors described above.

Earnings per share for the six months ended March 31, 1997 was $0.70, an increase of $0.49 from earnings per share of $0.21 for the six months ended March 31, 1996 as a result of the increase in net income described above partially offset by an increase in the weighted average shares outstanding from
11.3 million to 11.4 million.

Capital Resources and Liquidity

Net cash provided by operating activities of the Company was $2.7 million for the six months ended March 31, 1997. Working capital (excluding the effects of changes in cash and current portions of long-term debt) increased by $8.6 million in the period reflecting increases in accounts receivable and inventories to support higher sales levels and reduced accrued liabilities resulting primarily from volume rebates applied to customer accounts during the second fiscal quarter. Cash provided by operating activities of the Company for the period was used primarily to finance capital expenditures of $0.6 million, payments to former TRAK shareholders of $0.8 million tied to receipt of orders under contracts with the U.S. Army and repayment of existing indebtedness.

Net cash provided by operating activities of the Company was $1.3 million for the six months ended March 31, 1996. Working capital increased by $1.7 million in the period reflecting a decrease in accounts payable from unusually high levels in the first fiscal quarter of 1996. Cash provided by operating activities of the Company for the period was used primarily to finance capital expenditures of $0.8 million and repayment of $0.4 million of existing indebtedness.

On March 20, 1997, the Company completed its initial public offering of common stock, selling 3 million primary and 6.2 million secondary shares (including the overallotment option) for $14 per share. Proceeds to the Company from the offering of $37.6 million (net of expenses of the offering of $1. 7 million) were used to repay $22.6 million of subordinated debt (including accrued interest and prepayment fees) and $15.0 million of bank term debt.

The Company has borrowings under a revolving line of credit facility and two term loans. The revolving line of credit facility provides for borrowings of up to the lesser of $25.0 million or a borrowing base calculated on a percentage of eligible receivables and inventories. Borrowings under this facility are due August 16, 2003 and bear interest either at the bank's corporate base rate plus 1.5% (10.0% at March 31, 1997) or LIBOR plus 2.75% (8.4% at March 31, 1997). The
Company may elect to convert outstanding line of credit balances between interest types at its discretion. Amounts outstanding under the revolving line of credit facility totaled $6.3 million at March 31, 1997. In addition, the Company had $0.3 million in outstanding letters of credit under the revolving line of credit facility. At March 31, 1997, the Company had unused borrowing capacity of $18.4 million under this facility.

Borrowings under the term loans ($43.6 million at March 31, 1997) are due in quarterly installments ranging from $0.5 million to $3.1 million, which commenced in October 1996 with a final payment in August 2003. The term loans bear interest either at the bank's corporate base rate plus 1.75% (10.2 5% at March 31, 1997) or LIBOR plus 3% (8.7% at March 31, 1997). The Company may elect to convert outstanding term loan balances between interest types at its discretion.

Based on its ability to generate funds from operations and the availability of funds under its existing and anticipated facilities with financial institutions, the Company believes it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements for its existing operations.

Backlog

The Company's backlog as of March 31, 1997 was $115.8 million, of which $37.5 million relates to the ATLAS military contract It is expected that substantially all of the commercial backlog and approximately one-half of the military backlog will be shipped before March 31, 1998.

OMNIQUIP INTERNATIONAL, INC.

PART II. Other Information
-------------------------------------------------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.

          On March 17, 1997, the security holders of Omniquip, by unanimous written consent in lieu of an annual meeting, re-elected P. Enoch Stiff and Donald E. Nickelson to the Board of Directors. The terms of offices of Peter S. Finley, Jeffrey L. Fox and Samuel A. Hamacher as directors of Omniquip continued after the meeting.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 10.1 - Underwriting Agreement, dated March 20, 1997, by and among Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Schroder Wertheim & Co. Incorporated and Robert W. Baird & Co. Incorporated, as representatives of the several U.S. underwriters, and Morgan Stanley & Co. International Limited, Credit Suisse First Boston (Europe) Limited, J. Henry Schroder & Co. Limited and Robert W. Baird & Co. Incorporated, as representatives of the several international underwriters

               Exhibit 10.2 - Indemnification  Agreement,  dated March 20, 1997,
               by  and  among  Omniquip   International,   Inc.,  Harbour  Group
               Investments III, L.P. and Uniquip - HGI Associates, L.P.

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               Not applicable.

                          OMNIQUIP INTERNATIONAL, INC.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OMNIQUIP INTERNATIONAL, INC.




Date:  May 15, 1997                   /s/ Philip G. Franklin
                                      -----------------------------------------
                                      Philip G. Franklin
                                      Vice President - Finance, Chief Financial
                                      Officer, Treasurer and Secretary
                                      (Principal financial and accounting
                                      officer)

                                  EXHIBIT INDEX


                                                          Page No. in Sequential
Exhibit No.   Description                                    Numbering System
-----------   -----------                                    ----------------

   10.1 Underwriting Agreement, dated March 20, 1997, by and among Morgan Stanley & Co. Incorporated,
          Credit Suisse First Boston Corporation, Schroder
          Wertheim & Co. Incorporated and Robert W. Baird
          & Co. Incorporated, as representatives of the several U.S. underwriters, and Morgan Stanley
          & Co. International Limited, Credit Suisse First
          Boston (Europe) Limited, J. Henry Schroder & Co.
          Limited and Robert W. Baird & Co. Incorporated, as representatives of the several international underwriters

   10.2 Indemnification Agreement, dated March 20, 1997, by and among Omniquip International, Inc., Harbour Group
          Investments, III, L.P. and Uniquip-HGI Associates, L.P.

   27     Financial Data Schedule