Form 10-Q
period 1997-06-30
OMNIQUIP INTERNATIONAL INC
filed 1997-08-14
CIK 1023973

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1997
Commission File Number: 0-21461




                          OMNIQUIP INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                43-1721419
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)



             222 East Main Street, Port Washington, Wisconsin 53074
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (414) 268-8965
--------------------------------------------------------------------------------
              (registrant's telephone number, including area code)


            369 West Western Avenue, Port Washington, Wisconsin 53074
--------------------------------------------------------------------------------
                        (Former name, former address and
                former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No
                                       ---

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as
                       of August 11, 1997 was 14,250,000.

OMNIQUIP INTERNATIONAL, INC.
Index
--------------------------------------------------------------------------------

                                                                          Page
                                                                          Number



Part I        Financial Information

              Item 1.      Financial Statements (Unaudited, except as noted)

                           Consolidated Balance Sheet at June 30, 1997
                              and September 30, 1996 (Audited)                3

                           Consolidated Statement of Income for the
                              three and nine months ended June 30, 1997
                              and June 30, 1996                               4

                           Consolidated Statement of Changes in
                              Stockholders' Equity for the nine months
                              ended June 30, 1997                             5

                           Consolidated Statement of Cash Flows for the
                              nine months ended June 30, 1997 and
                              June 30, 1996                                   6

                           Notes to Consolidated Financial Statements    7 - 10

              Item 2.      Management's Discussion and Analysis of Results of
                              Operations and Financial Condition        11 - 15

Part II       Other Information

              Item 6.      Exhibits and Reports on Form 8-K                  16

Signatures

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)

                                                               June 30, 1997         September 30, 1996
Assets                                                            (Unaudited)


Current Assets:
  Cash and cash equivalents                                                  $367                   $53
  Accounts receivable, net                                                 26,361                21,678
  Inventories                                                              29,083                27,540
  Prepaid expenses and other current assets                                 6,111                 5,534
                                                               -------------------   -------------------
              Total current assets                                         61,922                54,805
Property, plant and equipment, net                                         16,530                16,490
Goodwill, net                                                              65,276                65,571
Other assets, net                                                           1,628                 2,714
                                                               -------------------   -------------------
                                                                         $145,356              $139,580
                                                               ===================   ===================

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                                        $6,975                $3,875
  Accounts payable                                                         23,117                20,895
  Accrued liabilities                                                      16,011                16,642
                                                               -------------------   -------------------
              Total current                                                46,103                41,412
              liabilities

Long-term debt                                                             33,500                84,566
Other noncurrent liabilities, net                                             422                   422
Deferred income taxes                                                         756                   755

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,500,000 shares
    authorized; no shares issued and outstanding
 Common stock, $.01 par value, 100,000,000 shares
    authorized; 14,250,000 and 11,250,000 shares
    issued and outstanding at June 30, 1997 and
    September 30, 1996, respectively                                          143                   113
 Additional paid-in capital                                                43,724                 6,240
 Notes receivable from stockholders                                         (352)                 (352)
 Retained earnings                                                         21,060                 6,424
                                                               -------------------   -------------------
              Total stockholders' equity                                   64,575                12,425
                                                               -------------------   -------------------
                                                                         $145,356              $139,580
                                                               ===================   ===================

          See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Statement of Income
(Unaudited)
(Amounts in Thousands Except Per Share Data)


                                                        Three months ended June 30,           Nine months ended June 30,
                                                           1997             1996                 1997             1996

Net sales                                                     $74,708           $30,449            $197,326          $81,515

Cost of sales                                                  54,295            22,606             144,527           60,281
                                                     -----------------------------------   ----------------------------------

Gross profit                                                   20,413             7,843              52,799           21,234

Selling, general and administrative expenses                    7,675             4,083              20,149           11,414
                                                     -----------------------------------   ----------------------------------

Operating profit                                               12,738             3,760              32,650            9,820

Other expenses:
  Interest on indebtedness                                      1,085               630               5,267            1,947
  Other finance charges                                           598               476               1,599            1,479
  Other, net                                                     (45)               107               (131)              123
                                                     -----------------------------------   ----------------------------------
                                                                1,638             1,213               6,735            3,549
                                                     -----------------------------------   ----------------------------------

Income before income taxes and
  extraordinary item                                           11,100             2,547              25,915            6,271
Provision for income taxes                                      4,457             1,068              10,497            2,477
                                                     -----------------------------------   ----------------------------------
Income before extraordinary item                                6,643             1,479              15,418            3,794

Extraordinary item--loss on repayment of
  long-term debt, net of income tax benefit
  of $521                                                           0                 0               (782)                0
                                                     -----------------------------------   ----------------------------------
Net income                                                     $6,643            $1,479             $14,636           $3,794
                                                     ===================================   ==================================

Earnings per share:
  Income before extraordinary item                              $0.46             $0.13               $1.24            $0.34
  Extraordinary item                                                                                 (0.06)
                                                     -----------------------------------   ----------------------------------
  Net income                                                    $0.46             $0.13               $1.18            $0.34
                                                     ===================================   ==================================

Weighted average shares                                        14,335            11,250              12,400           11,250
                                                     ===================================   ==================================

                                See accompanying Notes to Consolidated Financial Statements.


OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands)



                                                                            Notes
                                                         Additional      receivable
                                            Common         paid-in          from           Retained
                                             stock         capital      stockholders       earnings        Total



Balance, September 30, 1996                      $113         $6,240            ($352)         $6,424       $12,425
Net income                                                                                     14,636        14,636
Proceeds from initial public offering              30         37,484                                         37,514
                                          ------------   ------------  ----------------  -------------  ------------

Balance, June 30, 1997                           $143        $43,724            ($352)        $21,060       $64,575
                                          ============   ============  ================  =============  ============



                           See accompanying Notes to Consolidated Financial Statements.


OMNIQUIP INTERNATIONAL, INC.

Note 1. Financial Statements
Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in Thousands)


                                                                              Nine months ended
                                                                                   June 30,
                                                                               1997        1996

Cash flows from operating activities:
  Net income                                                                    $14,636      $3,888
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                                  1,572         785
    Amortization                                                                  1,533         291
    Deferred income tax provision (benefit)                                         --        (656)
    Loss on repayment of long-term debt                                           1,303          --
    (Increase) decrease in current assets:
      Accounts receivable, net                                                  (4,683)         364
      Inventories                                                               (1,543)       (594)
      Prepaid expenses and other current assets                                   (619)         193
    Increase (decrease) in current liabilities:
      Accounts payable                                                            2,222       (832)
      Other current liabilities                                                   (571)       1,731
    Other                                                                          (23)         114
                                                                           -------------------------

Net cash provided by operating activities                                        13,827       5,284
                                                                           -------------------------

Cash flows from investing activities:
   Capital expenditures, net                                                    (1,612)     (1,069)
   Payments to former TRAK shareholders for ATLAS program                         (838)          --
   Other                                                                            356       (133)
                                                                           -------------------------

Net cash used in investing activities                                           (2,094)     (1,202)
                                                                           -------------------------

Cash flows from financing activities:
   Proceeds from initial public offering                                         37,557          --
   Net payments on revolver                                                     (7,441)     (3,677)
   Payments on long-term debt                                                  (40,525)       (405)
   Debt prepayment fees                                                         (1,010)          --
                                                                           -------------------------

Net cash used in financing activities                                          (11,419)     (4,082)
                                                                           -------------------------

Net change in cash                                                                  314           0
Cash beginning of period                                                             53           1
                                                                           -------------------------

Cash at end of period                                                              $367          $1
                                                                           =========================

          See accompanying Notes to Consolidated Financial Statements.

                                     Page 6

OMNIQUIP INTERNATIONAL, INC.

Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(Unaudited)

1.   Unaudited  consolidated  financial statements

     The accompanying unaudited consolidated financial statements of Omniquip International, Inc. (Omniquip or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes to the consolidated financial statements included in the Company's Amendment No. 2 to Form S-1 filed on February 20, 1997 with the Securities and Exchange Commission.

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

                          Pro forma information (unaudited)
                          ---------------------------------

                    For the three months          For the nine months
                    ended June 30, 1996           ended June 30, 1996
                    --------------------          -------------------

     Net sales             $54,377                      $151,770
     Net income              1,678                         3,385

4.   Initial public offering

     On March 20, 1997, the Company completed its initial public offering of common stock, selling 3 million primary and 6.2 million secondary shares (including the overallotment option) for $14 per share. The proceeds to the Company and the application of such proceeds are as follows:



              Price to public                                                  $42,000
              Less: underwriting discounts and commissions                     (2,730)
                                                                        ---------------
              Company proceeds                                                 $39,270
                                                                        ===============

              Payment of subordinated debt as follows:
                Note payable to a financial institution                        $14,000
                Note payable to an insurance company                             5,000
                Note payable to HGI III, L.P.                                    2,000
                Interest                                                           547
                Prepayment fees                                                  1,010
                                                                        ---------------
                                                                                22,557
              Payment on Bank Term Debt                                         15,000
              Expenses of offering                                               1,713
                                                                        ---------------
              Total application of Company proceeds                            $39,270
                                                                        ===============

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

6.   Inventories

     Inventories consist of the following:


                                                                           June 30,           September 30,
                                                                             1997                 1996


      Raw material and purchased components                                  $18,282          $15,614
      Work-in-process                                                          4,776            4,302
      Finished goods                                                           4,521            7,094
      Unbilled government contract costs                                       1,504              530
                                                                        --------------------------------
                                                                             $29,083          $27,540
                                                                        ================================

7.   Boom warranty program

     During 1995, prior to its acquisition by the Company, Lull had determined that a specific warranty obligation had been incurred on certain manufactured boom units. At the acquisition date, the estimated cost to complete the boom warranty program amounted to $2,000. A reserve for this amount was recorded in purchase accounting by the Company. At June 30, 1997, and September 30, 1996, a corresponding liability of $168 and $1,557, respectively, is reflected as a component of other current liabilities in the accompanying balance sheet. This program is expected to be completed in fiscal 1997, and costs are not expected to exceed the current reserve.

8.   Stock Options

     Options granted by the Company to officers and employees under the 1996 Long-Term Incentive Plan, to purchase shares of the Company's stock, are as follows:

           Grant                        Price Per                     Shares
           Date                           Share                      Granted
        ------------                   ------------               -------------
        March 20,1997                       $14.00                   357,750
        April 14,1997                        12.13                     1,000
        April 30,1997                        13.00                     5,000

     Options   granted  by  the  Company  to  directors   under  the   Directors
     Non-Qualified Stock Option Plan, to purchase shares of the Company's Stock, are as follows:

           Grant                        Price Per                     Shares
           Date                           Share                      Granted
       ------------                   ------------               --------------
       March 20,1997                       $14.00                     45,000
       April 10,1997                        13.25                     40,000

     At June 30, 1997, no options were exercisable under either plan.
     The exercise prices of the options granted above are equivalent to the market price of the Company's common stock on the date of grant.

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

10.  New accounting standard

     Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," issued in February 1997 and effective for the Company in fiscal 1998, requires presentation in the income statement of basic and diluted earnings per share, calculated as defined by SFAS 128, rather than primary and fully diluted earnings per share as defined in Accounting Principles Board Opinion No. 15 (APB 15) "Earnings Per Share." Earnings per share calculated in accordance with SFAS 128 is not expected to differ materially from earnings per share as calculated by the Company under APB 15.

11.  Commitments and contingencies

     The Company is involved in various litigation consisting almost entirely of product and general liability claims arising in the normal course of business. The Company maintains insurance policies relative to product and general liability claims and has provided reserves for the estimated cost of the self-insured retention; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position or results of operations of the Company.

     The Company has financing arrangements with certain third-party financing institutions to facilitate dealer purchases of equipment under floor plan and rental fleet arrangements. The aggregate outstanding loan balance on a consolidated basis under these agreements was $78.0 million at June 30, 1997. Under TRAK's agreements, TRAK either provides a back-up guarantee of the dealer's credit or an undertaking to repurchase equipment at a discounted price at specified times or under specified circumstances. The aggregate outstanding loan balance under the TRAK agreements was $65.5 million at June 30, 1997. TRAK's actual exposure under these financing arrangements is significantly less than the nominal amount outstanding. Aggregate losses under substantially all of the Company's guarantee obligations to third party lenders with respect to its TRAK dealers in each of calendar years 1996 and 1997 are limited to the greater of $1.5 million or 5% of the loan balance at the previous calendar year end (approximately $2.5 million for 1997).

     Lull is also a party to a retail finance agreement with a financing company, which provides Lull distributors with financing for equipment purchases from Lull. The financing company has also agreed to provide financing for distributors' purchases of Lull-produced equipment used as rental inventory by the distributors. Such contracts are arranged on an installment basis with a balloon payment by the distributor for the residual balance at the end of the term (typically due 48 months from date of shipment). In the event the distributor does not elect to pay or refinance the balloon payment, Lull has agreed to pay the residual amount if requested by the financing company. A secured interest in the equipment financed is maintained by the finance company. Aggregate outstanding loan balances under this agreement as of June 30, 1997 were approximately $12.5 million. This contingency would be reduced by proceeds from the sales of the equipment financed.

12.  Subsequent event

     On  July  19,  1997,  Omniquip  signed  a  definitive   agreement  for  the
     acquisition of the Snorkel Division of Figgie International Inc., a manufacturer of aerial work platforms, for $150 million plus assumption of certain liabilities. The acquisition, which will be accounted for as a purchase, will be financed with debt.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Omniquip International, Inc. (Omniquip or the Company) for the three and nine months ended June 30, 1997 compared to the three and nine months ended June 30, 1996. The discussion should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and management's discussion and analysis of results of operations and financial condition in the Company's Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission on February 20, 1997.

Certain statements included herein are forward-looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including cyclical fluctuations in demand, loss of, or reduced orders under, the Company's contract for the sale of ATLAS vehicles, the inability to make complementary acquisitions, or to integrate any such acquisitions, and risks associated with the substantial borrowings that may be necessary to finance acquisitions.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of income:


                                                          Three months ended June 30,            Nine months ended June 30,
                                                           1997                 1996              1997                1996

Net sales                                                 100.0%               100.0%            100.0%              100.0%
Cost of sales                                              72.7%                74.2%             73.3%               74.0%
                                                   --------------       --------------    --------------     ---------------

Gross profit                                               27.3%                25.8%             26.7%               26.0%
Selling, general and administrative
  expenses                                                 10.2%                13.4%             10.2%               14.0%
                                                   --------------       --------------    --------------     ---------------

Operating income                                           17.1%                12.4%             16.5%               12.0%
Interest expense                                            1.5%                 2.1%              2.7%                2.4%
Other finance charges                                       0.7%                 1.9%              0.7%                1.9%
                                                   --------------       --------------    --------------     ---------------
Income before income taxes and
  extraordinary item                                       14.9%                 8.4%             13.1%                7.7%
Provision for income taxes                                  6.0%                 3.5%              5.3%                3.0%
                                                   --------------       --------------    --------------     ---------------
Income before income taxes                                  8.9%                 4.9%              7.8%                4.7%
Extraordinary item                                          0.0%                 0.0%             -0.4%                0.0%
                                                   --------------       --------------    --------------     ---------------

Net income                                                  8.9%                 4.9%              7.4%                4.7%
                                                   ==============       ==============    ==============     ===============


                                    Page 11

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Net sales for the three months ended June 30, 1997 were $74.7 million, an increase of $44.3 million over net sales of $30.4 million for the three months ended June 30, 1996. Sales of telescopic material handlers for the three months ended June 30, 1997 were $62.5 million, an increase of $41.4 million over the 1996 period. Sales of skid steer loaders for the three months ended June 30, 1997 were $5.4 million, a decrease of $0.8 million, or 12.8%, compared to the three months ended June 30, 1996. Sales of parts and attachments for the three months ended June 30, 1997 were $6.7 million, an increase of $3.6 million over the 1996 period. Of the $41.4 million increase in telescopic material handlers, $29.9 million was due to the acquisition of Lull International, Inc. (Lull), which was consummated in August 1996, $2.0 million was due to the start-up of sales under the U.S. Army ATLAS contract, which had no sales in the 1996 period, and the remaining $9.5 million reflected continued strong growth in the TRAK International, Inc. (TRAK) commercial telescopic business. The decline in skid steer loader sales primarily reflected reduced shipments to Europe due to the Company's European distributor being acquired by a competitor. Of the $3.6 million increase in parts and attachments, $2.7 million resulted from the acquisition of Lull and the remaining $0.9 million reflected increased demand for parts driven by the increased population of TRAK units operating in the field.

Gross profit for the three months ended June 30, 1997 was $20.4 million, an increase of $12.6 million over gross profit of $7.8 million for the three months ended June 30, 1996. The increase in gross profit primarily reflected the increase in net sales discussed above. The gross margin increased to 27.3% for the three months ended June 30, 1997 from 25.8% for the three months ended June 30, 1996. The improvement in gross margin was due to improved manufacturing efficiencies at all three Company plants, price increases that were implemented in early 1997, economies due to higher volumes and an increased mix of telescopic material handlers which carry higher margins than other products. Partially offsetting these improvements was the effect of the acquisition of Lull, whose gross margin has historically been lower than that of TRAK.

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 1997 were $7.7 million, an increase of $3.6 million over SG&A expenses of $4.1 million for the three months ended June 30, 1996. Of the $3.6 million increase, $2.2 million resulted from the acquisition of Lull, including $0.4 million of goodwill amortization. SG&A expenses as a percentage of net sales decreased to 10.3% for the three months ended June 30, 1997 from 13.4% for the three months ended June 30, 1996. This decrease in the SG&A percentage reflected the effect of the acquisition of Lull, whose SG&A percentage has historically been lower than that of TRAK, as well as effective control of SG&A expenses and the relatively fixed nature of certain of these expenses.

Operating income for the three months ended June 30, 1997 was $12.7 million, an increase of $9.0 million over operating income of $3.8 million for the three months ended June 30, 1996. Operating margin increased to 17.1% for the three months ended June 30, 1997 from 12.3% for the 1996 period. The improvements in operating income and operating margin reflected the factors described above.

Interest expense for the three months ended June 30, 1997 was $1.1 million, an increase of $0.5 million over interest expense of $0.6 million for the three months ended June 30, 1996. The increase in interest expense was due primarily to the increased debt incurred to finance the August 1996 acquisition of Lull partially offset by subsequent reduction of debt with proceeds from the initial public offering in March 1997.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $0.6 million for the three months ended June 30, 1997 compared to $0.5 million for the three months ended June 30, 1996. Other finance charges as a percentage of net sales decreased from 1.6% to 0.8%. The reduction in finance charges as a percentage of net sales reflected the fact that Lull has not historically incurred such charges as well as a reduction in the percentage of TRAK business being financed in the current quarter.

Provision for income taxes for the three months ended June 30, 1997 was $4.5 million compared to $1.1 million for the three months ended June 30, 1996. The increase reflected the increase in income before income taxes of $8.6 million. The Company's effective tax rate was 40.2% for the three months ended June 30, 1997 compared to 41.9% for the three months ended June 30, 1996.

Net income for the three months ended June 30, 1997 was $6.6 million, an increase of $5.2 million over net income of $1.5 million for the three months ended June 30, 1996, as a result of the factors described above.

Earnings per share for the three months ended June 30, 1997 were $0.46, an increase of $0.33 from earnings per share of $0.13 for the three months ended June 30, 1996 as a result of the increase in net income described above partially offset by an increase in the weighted average shares outstanding from
11.3 million to 14.3 million.

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996

Net sales for the nine months ended June 30, 1997 were $197.3 million, an increase of $115.8 million over net sales of $81.5 million for the nine months ended June 30, 1996. Sales of telescopic material handlers for the nine months ended June 30, 1997 were $165.2 million, an increase of $106.0 million over the 1996 period. Sales of skid steer loaders for the nine months ended June 30, 1997 were $13.7 million, unchanged compared to the nine months ended June 30, 1996. Sales of parts and attachments for the nine months ended June 30, 1997 were $18.5 million, an increase of $9.8 million over the 1996 period. Of the $106.0 million increase in telescopic material handlers, $80.0 million was due to the acquisition of Lull, $2.3 million was due to the start-up of sales under the U.S. Army ATLAS contract, which had $0.7 million of prototype sales in the 1996 period, and the remaining $23.7 million reflected continued strong growth in TRAK's commercial telescopic business. Flat skid steer loader sales reflected increased demand in North America and internationally outside of Europe offset by reduced shipments to Europe due to the Company's European distributor being acquired by a competitor. Of the $9.8 million increase in parts and attachments, $7.0 million resulted from the acquisition of Lull and the remaining $2.8 million reflected increased demand for parts driven by the increased population of TRAK units operating in the field.

Gross profit for the nine months ended June 30, 1997 was $52.8 million, an increase of $31.6 million over gross profit of $21.2 million for the nine months ended June 30, 1996. The increase in gross profit primarily reflected the increase in net sales discussed above. The gross margin increased to 26.8% for the nine months ended June 30, 1997 from 26.0% for the nine months ended June 30, 1996. The improvement in gross margin was due to improved manufacturing efficiencies at all three Company plants, price increases that were implemented in early 1997, economies due to higher volumes and increased mix of telescopic material handlers which carry higher margins than other products. Partially offsetting these improvements was the effect of the acquisition of Lull, whose gross margin has historically been lower than that of TRAK.

Selling, general and administrative (SG&A) expenses for the nine months ended June 30, 1997 were $20.1 million, an increase of $8.7 million over SG&A expenses of $11.4 million for the nine months ended June 30, 1996. Of the $8.7 million increase, $6.1 million resulted from the acquisition of Lull, including $1.1 million of goodwill amortization. SG&A expenses as a percentage of net sales decreased to 10.2% for the nine months ended June 30, 1997 from 14.0% for the nine months ended June 30, 1996. This decrease in the SG&A percentage reflected the effect of the acquisition of Lull, whose SG&A percentage has historically been lower than that of TRAK, as well as effective control of SG&A expenses and the relatively fixed nature of certain of these expenses.

Operating income for the nine months ended June 30, 1997 was $32.7 million, an increase of $22.8 million over operating income of $9.8 million for the nine months ended June 30, 1996. Operating margin increased to 16.5% for the nine months ended June 30, 1997 from 12.0% for the 1996 period. The improvements in operating income and operating margin reflected the factors described above.

Interest expense for the nine months ended June 30, 1997 was $5.3 million, an increase of $3.3 million over interest expense of $1.9 million for the nine months ended June 30, 1996. The increase in interest expense was due primarily to the increased debt incurred to finance the August 1996 acquisition of Lull partially offset by subsequent reduction of debt with proceeds from the initial public offering in March 1997.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $1.6 million for the nine months ended June 30, 1997 compared to $1.5 million for the nine months ended June 30, 1996. Other finance charges as a percentage of net sales decreased from 1.8% to 0.8%. The reduction in finance charges as a percentage of sales reflected the fact that Lull has not historically incurred such charges as well as a reduction in the percentage of TRAK business being financed in the 1997 period.

Provision for income taxes for the nine months ended June 30, 1997 was $10.5 million compared to $2.5 million for the nine months ended June 30, 1996. The increase reflected the increase in income before income taxes of $19.6 million and, to a lesser extent, an increase in the effective tax rate between these periods. The Company's effective tax rate was 40.5% for the nine months ended June 30, 1997 compared to 39.5% for the nine months ended June 30, 1996.

Income from continuing operations for the nine months ended June 30, 1997 was $15.4 million, an increase of $11.6 million over income from continuing operations of $3.8 million for the nine months ended June 30, 1996, as a result of the factors described above.

In March 1997, in connection with the initial public offering and the application of the proceeds therefrom to repay indebtedness, the Company incurred an extraordinary charge of $0.8 million, net of $0.5 million of income tax benefits, related to prepayment penalties and write-off of deferred financing charges.

Net income for the nine months ended June 30, 1997 was $14.6 million, an increase of $10.8 million from net income for the same period in 1996 as a result of the factors described above.

Earnings per share for the nine months ended June 30, 1997 were $1.18, an increase of $0.84 from earnings per share of $0.34 for the nine months ended June 30, 1996 as a result of the increase in net income described above partially offset by an increase in the weighted average shares outstanding from
11.3 million to 12.4 million.

Capital Resources and Liquidity

Net cash provided by operating activities of the Company was $13.8 million for the nine months ended June 30, 1997. Working capital (excluding the effects of changes in cash and current portions of long-term debt) increased by $5.2 million in the period, reflecting increases in accounts receivable and inventories partially offset by higher accounts payable, all related to increased sales. Cash provided by operating activities of the Company for the period was used primarily to finance capital expenditures of $1.6 million, to make payments to former TRAK shareholders of $0.8 million tied to receipt of orders under contracts with the U.S. Army and to repay existing indebtedness.

Net cash provided by operating activities of the Company was $5.3 million for the nine months ended June 30, 1996. Working capital decreased by $0.9 million in the period, which primarily reflected an increase in other current liabilities. Cash provided by operating activities of the Company for the period was used primarily to finance capital expenditures of $1.1 million and to repay existing indebtedness.

On March 20, 1997, the Company completed its initial public offering of common stock, selling 3 million primary and 6.2 million secondary shares (including shares issued upon exercise of the underwriters' overallotment option) for $14 per share. Proceeds to the Company from the offering of $37.6 million (net of expenses of the offering of $1.7 million) were used to repay $22.6 million of subordinated debt (including accrued interest and prepayment fees) and $15.0 million of bank term debt.

The Company has borrowings under a revolving credit facility and two term loans. The revolving credit facility provides for borrowings of up to the lesser of $25.0 million or a borrowing base calculated on a percentage of eligible receivables and inventories. Borrowings under this facility are due August 16, 2003 and bear interest either at the bank's corporate base rate plus 1.0% (9.5% at June 30, 1997) or LIBOR plus 2.25% (8.0% at June 30, 1997). There were no amounts outstanding under the revolving credit facility, other than $0.3 million in outstanding letters of credit, at June 30, 1997. At June 30, 1997, the Company had unused borrowing capacity of $24.7 million under this facility.

Borrowings under the term loans are due in quarterly installments ranging from $0.5 million to $3.1 million, which commenced in October 1996 with a final payment in August 2003. The term loans bear interest either at the bank's corporate base rate plus 1.25% (9.75% at June 30, 1997) or LIBOR plus 2.5% (8.2% at June 30, 1997). The Company may elect to convert outstanding term loan balances between interest types at its discretion.

On July 19, 1997, Omniquip signed a definitive agreement for the acquisition of the Snorkel Division of Figgie International, Inc., a manufacturer of aerial work platforms, for $150 million plus assumption of certain liabilities. The acquisition, which will be accounted for as a purchase, will be financed with senior bank debt. Omniquip has a commitment from Morgan Stanley Senior Funding, Inc. to provide up to $225 million in debt facilities subject to negotiation and execution of a mutually-satisfactory loan agreement. Based on its ability to generate funds from operations and the availability of funds under its existing and anticipated facilities with financial institutions, the Company believes it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements for its existing operations.

Backlog

The Company's backlog as of June 30, 1997 was $95.6 million, of which $35.5 million relates to the ATLAS military contract It is expected that substantially all of the commercial backlog and approximately two-thirds of the military backlog will be shipped before June 30, 1998.

OMNIQUIP INTERNATIONAL, INC.

PART II.  Other Information
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               None.

                          OMNIQUIP INTERNATIONAL, INC.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMNIQUIP INTERNATIONAL, INC.



Date:  August 14, 1997              /s/ Philip G. Franklin
                                    --------------------------------
                                    Philip G. Franklin
                                    Vice President - Finance, Chief Financial
                                    Officer, Treasurer and Secretary
                                    (Principal financial and accounting
                                    officer)

                                  EXHIBIT INDEX


                                                        Page No. in Sequential
    Exhibit No.      Description                        Numbering System
    -----------      -----------                        ----------------------
        27           Financial Data Schedule