Form 10-K
period 1997-12-01
OMNIQUIP INTERNATIONAL INC
filed 1997-12-24
CIK 1023973

-----------------------------------------------------------------------------
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
                               September 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________


                         Commission File Number 0-21461

                                 ---------------

                          OMNIQUIP INTERNATIONAL, INC.
             [Exact name of registrant as specified in its charter]

                      DELAWARE                         43-1721419
         (State or other jurisdiction of               (I.R.S. employer
         incorporation or organization)                identification no.)

                222 East Main Street
             Port Washington, Wisconsin                  53074
               (Address of principal                   (Zip code)
                 executive offices)

       Registrant's telephone number, including area code: (414) 268-8965

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                Name of each exchange
                Title of each class              on which registered
                -------------------             ---------------------

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock
                                (Title of class)

                              --------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. X No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of December 17,  1997,  the  aggregate  market value of the common stock held by non-affiliates (9,329,200 shares) of the registrant was $173,756,350 (based on the closing price, on such date, of $18.625 per share).

     As of December 17, 1997, there were 14,250,000 shares of common stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement dated on or about January 7, 1998 (portion) (Part III)

  ----------------------------------------------------------------------------

                          OMNIQUIP INTERNATIONAL, INC.

                               INDEX TO FORM 10-K

                                                                            Page
                                                                            ----
                                     Part I

Item 1.     Business ..................................................        1
Item 2.     Properties ................................................       11
Item 3.     Legal Proceedings .........................................       11
Item 4.     Submission of Matters to a Vote of Security Holders .......       12

                                     Part II

Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters ...................................................       13
Item 6.     Selected Consolidated Financial Data ......................       14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................       15
Item 8.     Financial Statements and Supplementary Data ...............       20
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure ..................................       20

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant ........       21
Item 11.    Executive Compensation ....................................       21
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management ................................................       21
Item 13.    Certain Relationships and Related Transactions ............       21

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K ..............................................        22

                                     PART I

Item 1.  Business

General

     OmniQuip International, Inc. (the "Company" or "OmniQuip") is the largest North American manufacturer of telescopic material handlers and, as a result of its recent acquisition of the Snorkel Division ("Snorkel") of Figgie International Inc. ("Figgie"), one of the leading North American producers of aerial work platforms. Other products manufactured by the Company include skid steer loaders and a range of other material handling equipment. OmniQuip's highly versatile products are used in a variety of applications for construction, industrial, maintenance, military and agricultural markets. The Company's principal products are marketed under the well-recognized and highly-regarded SKY TRAK, LULL, SNORKELIFT and WILDCAT brand names.

      Telescopic material handlers are especially useful in rough terrain environments and congested job sites, where their maneuverability and ability to raise, extend and lower payloads provide significant advantages over more traditional material handling equipment, such as cranes, straightmast forklifts and elevators. The Company's telescopic material handlers have a maximum lift capacity of 5,000 pounds to 10,000 pounds and can position payloads from 28 feet to 54 feet above the ground or 15 feet to 39 feet in front of the machine's chassis. The versatility of these units allows users to lower overall costs by substituting a single telescopic material handler for one or more other types of material handling equipment, as well as for certain labor intensive material handling tasks. The Company believes it manufactures the broadest product line of telescopic material handlers in North America. Shipments of commercial telescopic material handlers increased from approximately 950 units in calendar 1990 to approximately 2,900 units in 1996. Based upon industry reports, the Company believes that its North American market share of 1996 shipments of telescopic material handlers was approximately 40%. In addition, OmniQuip has been the principal supplier since 1988 of telescopic material handlers to the military. The Company has a contract to supply the Army with a new generation of telescopic material handlers to support the logistics requirements of the Rapid Deployment Forces. The Army has estimated that its requirements under the contract could range up to a maximum of 1,200 ATLAS vehicles, or a maximum contract value of $120 million. The Company believes that this contract will enhance its ability to pursue sales to other branches of the United States armed forces and to foreign military agencies.

      Aerial work platforms are mobile, versatile units designed to position workers and materials easily in elevated work locations. Such highly versatile products allow users to increase productivity in certain labor intensive tasks in an enhanced safety environment compared to equipment traditionally used to reach elevated and difficult to reach positions such as scaffolding and ladders. The Company's broad product line includes self-propelled telescoping and/or articulating boom-type platforms, which have maximum elevation capabilities ranging from 33 feet to 126 feet from ground to platform height and self-propelled scissor-type platforms with maximum elevation capabilities ranging from 15 feet to 40 feet from ground to platform height. The Company also manufactures a small line of truck-mounted and trailer-mounted booms with elevation capabilities ranging from 40 feet to 69 feet in height. Shipments of aerial work platforms marketed under the SNORKELIFT and WILDCAT brand names increased from approximately 3,200 units in 1990 to approximately 4,150 units in 1996.

      OmniQuip sells and distributes its material handling and aerial work platform products commercially through approximately 260 independent equipment dealers and approximately 75 rental companies, including national rental fleets, located in the United States and Canada. Internationally, OmniQuip markets and distributes its products through a variety of arrangements with dealers and distributors in approximately 50 countries. To facilitate the sale of its material handling products, OmniQuip offers its independent equipment dealers floor plan and rental fleet financing assistance in connection with the purchase of the Company's products. Such assistance consists of limited, backup financing guarantees and repurchase agreements which benefit dealers by providing them the opportunity to obtain attractive financing terms on the Company's products, which in turn allows dealers to stock more units for sale or rental.

Industry Overview

     OmniQuip competes principally in selected segments of the material handling and light equipment markets which utilize engines of less than 130 horsepower. With limited exceptions, competitors with leading market shares in these segments typically are not large full-line construction equipment manufacturers.

     North American shipments of construction and allied equipment grew from $30.8 billion in 1990 to $43.1 billion in 1996, representing a nominal compound annual growth rate of 5.8%. According to industry estimates, shipments of telescopic material handlers in North America grew from approximately 2,400 units in 1990 to approximately 7,100 units in 1996, representing a real compound annual growth rate of 19.8%, and shipments of aerial work platforms increased from approximately 13,200 units in 1990 to approximately 40,400 units in 1996, representing a real compound annual growth rate of 20.1%. For the twelve months ended September 30, 1997, unit shipments of telescopic material handlers and boom-type aerial work platforms grew approximately 31.6% and 19.4%, respectively, and unit shipments of scissor-type aerial work platforms declined by approximately 4.6%, each as compared to the twelve months ended September 30, 1996. The Company believes growth rates for telescopic material handlers and aerial work platforms are attributable to a number of factors, including the following:

            Increased Productivity and Safety. Telescopic material handlers and aerial work platforms enable users to reduce costs through increased labor productivity compared to other methods using alternative equipment or direct labor. Productivity enhancements include a reduction in the number of indirect personnel required for material handling support to load, transport and place building materials and to operate certain other types of construction equipment. The versatility and variety of attachments available for telescopic material handlers results in higher utilization of the equipment and permits end users to increase inventory turnover at job sites more rapidly by taking loads directly off delivery trucks and placing them where they will be used. In addition, aerial work platforms enable users to comply with increasingly stringent safety requirements on a more cost effective basis relative to alternatives such as ladders and scaffolding. Aerial work platforms provide distinct safety advantages over alternative equipment and are increasingly attractive in light of federal and state safety rules requiring the use of tethers and other safety devices for workers in elevated work environments.

            Product Versatility. Telescopic material handlers are more versatile than other material handling equipment such as cranes, straightmast forklifts and elevators. Telescopic material handlers can unload, carry and place materials up to five stories high in rough terrain work environments, eliminating the need for multiple pieces of more specialized equipment and reducing the labor required to handle materials at the worksite. In addition, using one or more of the approximately 40 Company-approved attachments, OmniQuip's telescopic material handlers can be used in numerous applications. Attachments include forks and carriages, grapples, buckets, augers, concrete hoppers and truss booms. The numerous applications provided by such attachments used in conjunction with the Company's telescopic material handlers allow customers to decrease aggregate equipment costs and increase utilization of their material handling equipment. Aerial work platforms also offer increased versatility relative to more traditional devices such as ladders and scaffolding. Highly mobile aerial work platforms are useful for reaching over machines and other obstacles quickly and easily and for reaching elevated positions not easily accessible by traditional people moving devices.

            Growth of Equipment Rentals. The equipment rental industry serves a wide variety of industrial, manufacturing, construction and governmental markets. The equipment rental industry, including rental centers, national rental fleets and independent dealers who offer equipment for either sale or rental, has grown significantly. A survey conducted for an industry trade association estimates that construction equipment rental revenues were approximately $7.5 billion in 1990 and increased to approximately $14.3 billion in 1994. The author of the survey further estimates that such revenues increased to $15.1 billion in 1995 and $15.9 billion in 1996. Increased availability of rental construction equipment has substantially broadened the group of potential end-users for the Company's products. Equipment rentals provide end-users having limited needs or resources with the ability to conveniently and economically rent material handling equipment, as well as necessary attachments. Rental companies can
      fulfill   significant,   but
     temporary, needs of large end-users, supplementing capacity during peak activity periods. Additionally, rental companies can rent a single unit to small contractors for short-term projects.

            Growth of Non-Construction  Applications.  Historically, the primary market for telescopic material handlers has been the construction market while the principal markets for aerial work platforms have been the construction and building maintenance markets. In recent years, however, applications for each product line have emerged in other markets. For example, since 1988, telescopic material handlers have been used by the Army for munitions handling and, more recently, general logistics purposes. Telescopic material handlers have also experienced increasing acceptance in the industrial and agricultural markets where they are used, among other applications, to transport and position bulk materials. Aerial work platforms are increasingly used in the industrial and commercial market by automobile and other manufacturers, airlines and ship builders, among others.

Business Strategy

      The Company's strategy is to grow primarily within selected segments of the material handling and light equipment markets (i) which are growing faster than the construction equipment industry generally, (ii) which typically utilize local independent dealers for distribution rather than regional distributorships primarily dedicated to products made by a single manufacturer, (iii) which utilize engines of less than 130 horsepower, and (iv) which are not typically dominated by full-line construction equipment manufacturers.

      Key elements of the Company's business strategy include:

            Providing superior products. The Company focuses on developing innovative, high performance products with low life-cycle cost. By introducing unique product features and enhancements, the Company believes that it increases demand for the Company's products. Examples include the pioneering introduction in 1994 of a SKY TRAK model capable of lifting and positioning materials up to five stories above ground, the proprietary sliding telescopic booms developed by one of the Company's wholly-owned subsidiaries, Lull International, Inc. ("Lull"), which permit higher precision, horizontal maneuvering of materials at various lift heights, and Snorkel's introduction of industry-leading safety features, such as envelope management, slope-level interlocks and pothole protection.
      Recently, the Company introduced its first model of a new range of telescopic material handlers designed to be used for expanded applications in North America and to be competitive with products currently used in international markets. These innovations, along with the Company's focus on product quality and low life-cycle cost, highlight the Company's continuing emphasis on developing superior products for its customers.

            Pursuing a multiple brand distribution strategy. The Company is pursuing a multiple brand strategy, maintaining essentially distinct nationwide distribution channels for its brand name products. This strategy provides more complete geographic coverage of the marketplace and gives the Company the ability to selectively expand the number of dealers carrying its products. At the same time this strategy affords the Company the opportunity to realize economies of scale in providing parts supply, attachments, dealer finance, component purchasing and manufacturing. OmniQuip's multiple brand distribution strategy is designed to appeal to customers' differing price, performance and support needs.

            Acquiring complementary businesses. A key component of the Company's growth strategy is the identification and completion of complementary acquisitions. The Company's acquisition of Lull in August 1996 and Snorkel in November 1997 reflects the Company's strategy of acquiring businesses which utilize complementary distribution channels or which manufacture and market products which complement the products currently manufactured and sold by the Company. The Company has identified numerous potential acquisition candidates in the relatively fragmented under 130 horsepower market segment.

            Achieving cost savings from the integration of acquired operations. The Company believes that it can realize substantial additional cost savings from the integration of acquired operations. For example, the Company anticipates that it can increase purchasing efficiencies for components and materials, eliminate duplicative overhead costs, streamline production processes and achieve other economies of scale in areas such as parts supply, product design and development and dealer finance.

            Penetrating international markets. While the Company is the largest North American manufacturer of telescopic material handlers, its sales of such products outside North America are relatively modest. The Company is in the process of "globalizing" its telescopic material handler products to increase their appeal in international markets. The Company believes that its acquisition of Snorkel will help it improve its distribution networks outside North America to increase the availability of its products in selected markets in the Far East, Europe and Latin America.

Products

      The Company designs, manufactures and markets telescopic material handlers and aerial work platforms as its principal product lines. In addition, the Company manufactures and distributes a variety of other material handling equipment and attachments and offers parts and service with respect to the products it sells.

                   Pro Forma Net Sales by Product Category1
                                 (in thousands)

                                        Fiscal Year Ended Sept. 30,
                                    1997     1996        1995       1994
                                    ----     ----        ----       ----

Telescopic material handlers .... $221,460  $166,041   $121,464  $ 75,245
Aerial work platforms ...........  142,889   146,780    103,998    70,400
Other2 ..........................   56,996    54,237     45,047    29,362
                                  --------  --------   --------  --------
Total ........................... $421,345  $367,058   $270,509  $175,007


------------------
(1) The information in the foregoing table reflects the pro forma net sales by product category of TRAK International, Inc. ("TRAK"), a wholly-owned subsidiary of the Company, Lull and Snorkel for the applicable periods as if the acquisitions of these companies had occurred on October 1, 1993.

(2) Includes parts and service, skid steer loaders and other miscellaneous equipment lines and attachments.


Telescopic Material Handlers

      Telescopic material handlers are rough terrain vehicles used to transport, lift and position materials between ground locations, between vehicles and to elevations up to five stories in height. This equipment is typically utilized in North America by residential and non-residential building contractors to handle a wide range of building materials and components, including bricks, concrete blocks, open-wall panels, roof trusses, lumber, drywall sheets, structural steel and roofing materials. In addition, by using one or more of the approximately 40 Company-approved attachments, the Company's telescopic material handlers can also be used in nontraditional, specialized applications, such as steel building construction or pole and post hole drilling. Available attachments include forks and carriages, grapples, buckets, augers, concrete hoppers and truss booms. End-users for the Company's telescopic material handlers currently include the construction, military, agricultural, landscaping and industrial markets.

      The Company currently manufactures 15 models of telescopic material handlers marketed under the SKY TRAK and LULL brand names. These models have rated load capacities of 5,000, 6,000, 8,000 and 10,000 pounds and possess the capacity to place loads 28, 36, 37, 42 and 54 feet above the ground. Suggested list prices for these products range from approximately $60,000 to approximately $115,000 per unit. Four additional product offerings for use in the logging and pipe handling industries are marketed under the DYNA LUGGER brand name, which have rated load capacities up to 30,000 pounds and list prices of up to $275,000.

      Each of the Company's two brands of telescopic handlers has unique characteristics, which have contributed to strong competitive positions in the market. The success of the SKY TRAK brand has been built on a reputation for strong product performance and design innovation, with emphasis on design simplicity and serviceability. The LULL brand has a long tradition associated with its patented transfer carriage technology, which facilitates the precision placement of palletized loads. LULL brand products enjoy a premium reputation for their ease of operation, durability, and high resale value. The Company believes the combination of its well-known SKY TRAK and LULL brand names, its ability to offer the industry's broadest product line, and its dual-brand distribution strategy, provide OmniQuip with competitive advantages in the telescopic material handler market.

      Since 1988, OmniQuip has been the primary supplier of telescopic material handlers to the United States military. Such products are used by the United States military for a variety of logistics requirements, including loading certain types of rocket launchers, loading and unloading military equipment, and for a variety of other military materials handling tasks. The U.S. military exclusively used the Company's telescopic material handlers in Operation Desert Storm. Substantially all of the Company's sales to the U.S. military were made prior to fiscal 1994 pursuant to previous contracts. In May 1995, the Company was awarded a fixed-price government contract to serve as sole supplier to the Army of the ATLAS, the latest generation of the military version of the Company's rough terrain telescopic material handler. ATLAS is designed as an integral  component  of the  Army's  logistics  support  strategy  for its Rapid
Deployment Forces. The contract provides for the supply of the Army's requirements over a period of four years. The Army has estimated that its requirements for ATLAS vehicles over this period could range up to a maximum of 1,200 units, or a maximum contract value of $120 million, although the Army is not obligated to purchase any specified number of ATLAS vehicles. The contract also affords the Army an option to order an additional 300 units above the 1,200 unit maximum. The Company believes that the award of the ATLAS contract also will provide additional opportunities to market the ATLAS product directly and through the Army to other branches of the United States armed forces and to foreign military agencies.

Aerial Work Platforms

      Aerial work platforms are mobile, versatile units designed to position workers and materials easily in elevated work locations. These platforms are used primarily by building contractors and commercial and industrial end-users to enable workers to quickly and easily reach elevated work sites and to perform tasks inside and outside of buildings at heights up to 126 feet. Aerial work platforms compete with ladders and scaffolding, but provide superior flexibility and improved safety features. For example, the Occupational Safety and Health Administration mandates that individuals working above a certain height be tethered to prevent potential accidents. Aerial work platforms allow such workers to comply with the regulation while at the same time being highly mobile and able to continuously work efficiently. The Company manufactures and markets a full line of aerial work platforms, including boom-type telescoping units, scissor-type aerial work platforms and a limited range of truck- and trailer-mounted equipment.

      The Company manufactures 18 models of boom-type aerial work platforms. The Company's products include units with straight telescoping booms (with an optional articulating jib) and units with articulating booms. Aerial work platforms with straight telescoping booms can place work platforms from 37 feet to 126 feet in height. Units with articulating telescoping booms and articulating jibs can place work platforms from 33 feet to 60 feet in height. List prices of the Company's boom-type aerial work platforms range from approximately $40,000 to $270,000.

      OmniQuip manufactures 11 scissor-type aerial work platforms. Finished-surface ("slab") scissor-type aerial work platforms can lift platforms 15, 20 or 25 feet from ground to maximum platform extensions. Rough-terrain scissor-type aerial work platforms have a maximum range of 25, 32 or 40 feet from ground to platform. The list prices of the Company's scissor-type aerial work platforms range from approximately $13,000 to $60,000.

Other

      The Company manufactures and markets skid steer loaders (under the SCAT TRAK name), which are compact and versatile material handling machines used to dig, lift and transport bulk materials, telescoping boom devices incorporated into fire trucks, a limited range of masonry tenders and buggies and articulated forklifts and loaders, all of which are used primarily in the masonry industry, and markets a limited line of straightmast forklifts. The Company also provides product service support to its distribution networks, and produces and sells through its distributors a wide range of service parts to maintain the operational performance of its end products throughout their useful lives. The sale of service parts provides an important source of revenue and profitability, as such sales are historically less sensitive to industry cycles and typically generate higher gross margins than sales of original equipment. The Company seeks to provide a high level of parts availability and timely shipments of orders to maintain the production availability of its products on customer job sites.

Marketing and Distribution

      The Company sells its products to independent equipment dealers for retail sale and rental and to equipment rental companies, including independent rental centers and national rental fleets, for rental. The Company has a multiple brand strategy, maintaining distinct nationwide distribution channels for its principal brand name products. This strategy provides more complete geographic coverage of the marketplace and greater flexibility in expanding the Company's dealer network, while affording the Company the opportunity to realize economies of scale in providing parts supply, service, attachments, dealer finance, component purchasing and manufacturing. SKY TRAK and LULL brand telescopic material handlers and SNORKELIFT and WILDCAT brand aerial work platforms are marketed to a mix of independent retail dealers, rental centers and national rental fleets.

      Traditionally, independent dealers have focused their efforts on resale of products to end users. In recent years, however, many independent dealers have built their own rental fleets to augment their sales activities. Rental centers are equipment rental dealers who focus exclusively on renting units on a daily, weekly or monthly basis to customers whose needs do not require purchase and full-time utilization of units, and national rental fleets are large equipment rental companies which, through company-owned stores or franchises, carry out rental activities nationwide.

      The Company employs a sales force of approximately 36 field sales managers and representatives. The Company supports the sales, service and rental activities of its dealers with product advertising, sales literature, product training and major trade show participation. OmniQuip seeks to promote end-user acceptance and continued satisfactory performance of its products worldwide. The Company pursues this goal in cooperation with a network of distributors who provide for the maintenance and repair of all OmniQuip products for end-users. The Company promotes a high level of customer support through programs which closely monitor the performance of its products with rental fleets and with end-users. This level of product support is maintained by a variety of programs and procedures, including: a toll-free technical assistance program; on-site service representative visits; factory training programs; organization of product assessment teams facilitated by the service department; and continuing interaction among distributors, end-users and major vendors for failure analysis of products both in and out of warranty.

     International sales represented approximately 12%, 12% and 10% of pro forma consolidated net sales, including the acquisition of Lull and Snorkel, for the fiscal years ended September 30, 1995, 1996 and 1997, respectively. All of the Company's products are marketed internationally through dealers, except that the LULL brand of telescopic material handlers is marketed internationally primarily through an exclusive distribution agreement with a single United States exporter. International sales represented approximately 18% of Snorkel's net sales for calendar 1996. Most of Snorkel's international sales for such periods were made through Snorkel's Australian subsidiary to Australian and other customers principally located in the Far East.

Financing

      The Company offers its independent dealers conventional floor plan financing and rental fleet financing to assist in the purchase of its products. Under these financing arrangements, dealers borrow money from independent lenders on a secured basis for up to five years. Where dealer financing is provided directly by independent lenders, the Company assists the financing by providing the independent lenders either a backup guarantee of a dealer's credit or an undertaking to repurchase used equipment at a discounted price to market at specified times or under specified circumstances.

      At September 30, 1997, approximately $75.0 million of Company-assisted floor plan and rental fleet financing arrangements were outstanding on a consolidated basis. The Company's actual exposure under these financing arrangements is significantly less than the nominal amount outstanding. With respect to TRAK's dealers, who accounted for approximately $66.6 million of the consolidated $75.0 million in dealer financing outstanding at September 30, 1997, substantially all of the Company's guarantee obligations for calendar year 1997, as well as losses incurred in connection with repurchase obligations described below, are limited to the greater of $1.5 million and 5% of the portfolio outstanding at the previous calendar year end (approximately $47.2 million at December 31, 1996). To the extent that independent lenders providing financing for TRAK's dealers do not have (or do not exercise) direct recourse against the Company under backup guarantees, the Company is committed to perform its repurchase undertaking to reacquire equipment sold to a defaulting dealer at a purchase price equal to amounts due the independent lender. The Company's actual exposure under these repurchase arrangements is reduced by underlying equipment values as well as careful portfolio management, by both the Company and its lenders. At the present time, an active resale market exists for such equipment. With respect to Lull's dealers, who accounted for approximately $8.4 million of the combined $75.0 million in dealer financing outstanding at September 30, 1997, the Company's guarantee obligations are limited to circumstances where the independent lender is unable to enforce its lien against financed equipment (for example, if a dealer has fraudulently sold the equipment out of trust to a bona fide purchaser for value) or where a dealer defaults on its final, balloon installment payment (typically due 48 months from shipment). Although dealer financing has not been material to the sale of Snorkel products historically, the Company anticipates that it will place greater emphasis on dealer financing for such products. At September 30, 1997, past due principal and interest as a percentage of the total portfolio on a pro forma consolidated basis was less than one-half of one percent. The Company's worst loss experience in recent years occurred in 1991 when TRAK sustained expenses of approximately $1.0 million as a result of its floor plan financing guarantees. Most of this loss occurred as the result of dealer fraud, and the Company has taken steps designed to mitigate future losses through better documentation and collection techniques.

Manufacturing and Raw Materials

      The  Company  fabricates,  welds,  machines  and  assembles  the  chassis, telescopic booms, attachments and many component parts for its telescopic material handlers and aerial work platforms. During the past three years, the Company has made significant capital investments in its principal Port Washington, Wisconsin facility to implement robotic welding and a five-station wash, automatic prime and finish coat paint system and to complete a 25,000 sq. ft. plant addition. In its St. Paul, Minnesota facility, the Company has invested in machining centers and numerically controlled plasma punching capability. These investments, along with numerous projects to improve production flow and material handling, have provided the foundation for continuing productivity improvements.

      In 1995, the Company completed registration under ISO 9001 of its Port Washington, Wisconsin quality systems, becoming the first telescopic material handler manufacturer in North America to achieve this recognition. Snorkel is undergoing the certification process for its Elwood, Kansas facilities. Registration under ISO 9001 represents the achievement of an internationally recognized standard of quality systems implementation and is important for competing in markets with ISO requirements, such as Europe. In addition, the United States Department of Defense has mandated the use of ISO 9001 for new procurements, including the ATLAS contract. The Company expects to implement similar quality system standards in its other facilities.

      The Company is continuing to pursue opportunities to reduce costs of purchased components through consolidation of vendor sources, improvements in manufacturing methods and integration of operations. The

Company  also  believes  that  opportunities  exist  to  achieve   manufacturing
economies in the production of telescopic material handlers by combining the production of certain key components.

     The principal raw materials and components used in the manufacturing of the Company's products are steel, aluminum, engines, transmissions, axles, hydraulic systems, wheels and tires and cabs. The Company procures its raw materials and components from multiple vendors, although in the case of particular models it typically purchases certain components from a single vendor. Although alternative suppliers are available for all raw materials and components, the Company could experience delays in obtaining components meeting the requisite specifications from alternative suppliers in the event a principal supplier was unable to supply a particular component. In the case of the ATLAS product supplied to the Army, the governing contract specifies precisely the source of key component parts utilized in the manufacture of the ATLAS product. In the event of unavailability of any of these key components, the Company could be precluded from completing production of ATLAS products in a timely fashion unless the Army agreed to substitution of an alternative component. The Company seeks to manage the risk of unavailability of key components and raw materials by dealing only with substantial, financially responsible vendors and managing closely its material requirements as well as its vendor relationships. To date, the Company has not experienced a material delay in obtaining a satisfactory supply of key components from vendors.

Product Development and Engineering

      The Company maintains an active program of product development and engineering activities designed to upgrade existing product lines and develop new products. The Company employs approximately 70 employees with experience in the design of products. On a pro forma basis, including the acquisition of Lull and Snorkel, for the fiscal years ended September 30, 1995, 1996 and 1997, the Company spent approximately $3.8 million, $5.2 million, and $5.8 million, respectively, on product development and engineering activities. Since 1987, the Company has invested in the computer systems and training of its engineering staff to support the increasing use of computer-aided design. To decrease product development time, reduce product development cost, and improve the quality of its new products, the Company has further invested to implement finite element analysis capability, three-dimensional solid design, and concurrent engineering. The Company's product development and engineering efforts during future periods are expected to emphasize continued product line expansion, design modifications to expand the worldwide acceptance of its products, and the expanded sourcing of attachments to improve access to more end-user markets.

Warranty and Service

      OmniQuip products are warranted for design, workmanship and material quality. Warranty lengths vary depending on competitive standards within individual markets. In general, warranties tend to be for one year and cover all parts and labor for non-maintenance repairs, provided the repair was not necessitated by operator abuse. Optional extended warranties, for one to two years beyond the base period, are available for purchase. Warranty work is performed only by authorized distributors. Distributors submit claims for warranty reimbursement to the Company and are credited for the cost of repairs so long as the repairs meet prescribed standards.

Trademarks and Patents

      The Company owns and maintains U.S. trademark registrations for all of its principal trademarks. The Company owns or otherwise has the right to use these trademarks in other countries where a significant volume of its products are sold and where such ownership or right to use is considered necessary to protect the Company's proprietary rights.

      The Company applies for and maintains patents in the United States and elsewhere where the Company believes such patents are necessary to maintain the Company's interest in its inventions. Currently, the Company possesses a patent on three-stage telescopic booms used in the LULL brand of telescopic material handlers, which expires in 2007. The Company believes this patent provides it with a competitive advantage in selected markets, but does not believe that the expiration of this patent would have a material adverse effect upon its business or ability to compete.

Competition

      The markets for the Company's products are highly competitive. The principal competitive factors include distribution, price, design features, performance, product reliability and the availability of financing.

      In the market for telescopic material handlers, the Company is the largest North American manufacturer, with an estimated share of 1996 shipments of telescopic material handlers of approximately 40%, and its principal competitors include Gradall Industries, Inc. and JCB International Co., Ltd. Other competitors in the North American market include Gehl Company, Pettibone Corporation, Traverse Lift, Ingersoll-Rand Company, Manitou S.A. and Caterpillar Inc. Competitors in this market outside the United States include JCB International Co., Ltd., Manitou S.A., Merlo S.p.A., the Matbro division of Powerscreen International PLC, Sanderson, FDI/Sambron and Caterpillar Inc. The largest manufacturer of aerial work platforms is JLG Industries, Inc. Other principal competitors include Genie Industries, Skyjack Inc., Grove Worldwide, UpRight, Inc. and Terex Corporation.

      Many of the Company's competitors are larger than the Company and possess significantly greater financial, marketing and technical resources. There can be no assurance that the Company will not experience significant competition in the future from large global construction equipment manufacturers and other competitors or that existing competitors will not take actions which could adversely affect the Company's operating results.

Environmental and Safety Regulation

      OmniQuip is subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. The Company is also subject to the Occupational Safety and Health Act and similar state, local and foreign statutes. The Company believes it is in material compliance with all applicable environmental laws and regulations. The Company does not expect any material impact on future recurring operating costs of compliance with currently enacted environmental regulations.

      Under federal, state and local laws, including the federal Comprehensive Environmental Response, Compensation, and Liability Act, a current owner or operator of real property may be held liable for the costs of cleaning up certain hazardous materials on the property. Similarly, persons who have arranged for the disposal of hazardous materials on properties owned by third parties may be held liable for cleanup costs for such properties. In each case, liability may be imposed without regard to whether the person knew of or took reasonable acts to prevent the contamination. Liability under such laws is often joint and several, that is, any single liable person may be required to bear the entire costs of the environmental cleanup. That person, however, may usually seek contribution from other responsible persons, if there are any; and it is typical for groups of responsible parties to apportion liability among themselves.

      The Company regularly conducts an environmental assessment consistent with recognized standards of due diligence on properties and businesses which it acquires. To date, these assessments have not identified contamination in respect of acquired properties that would be reasonably likely to result in a material adverse effect on the Company's business, results of operations or financial condition. As a general rule, the Company intends to use such assessments as part of the evaluation of proposed acquisitions. However, there can be no assurance that environmental assessments have identified, or will in the future identify, all material liabilities relating to the Company's properties and businesses, that any indemnification agreements that can be negotiated will cover all potential liabilities, or that changes in cleanup requirements or subsequent events at the Company's properties or at off-site locations will not result in significant costs to the Company.

Product Recall

      From time to time, the Company discovers defects in product design for existing products which require it to take steps to correct or retrofit, at the Company's expense, previously sold products. During the year ended September 30, 1997, the Company substantially completed correcting a defect in its LULL brand of telescopic material handlers. In 1995, prior to the acquisition by the Company, Lull established reserves of approximately $2.9 million for the cost of retrofitting such telescopic material handlers. As of September 30, 1996, substantially all costs associated with this program have been paid by the Company. The Company also had a reserve of approximately $0.9 million as of December 31, 1996 relating to corrective warranty work being undertaken with respect to two models of skid steer loaders. As of September 30, 1997, the Company had substantially completed such work.

     In connection with the acquisition of Snorkel, the Company assumed responsibility for a recall program involving HUNTERLIFT scissor lifts manufactured by Snorkel between 1979 and 1992. The recall was prompted by a compliance issue with certain voluntary industry standards. The Company intends to establish reserves related to the recall program. There can be no assurance, however, that the ultimate cost of the HUNTERLIFT recall will not exceed the amount of reserves to be established by the Company or that the defects will not adversely affect the Company's reputation and result in a decline in sales of the Company's products.

Employees

      At September 30, 1997, the Company employed approximately 1,500 persons, including approximately 750 employees employed by its recently acquired Snorkel operation. Approximately 280 employees at the Company's Port Washington, Wisconsin facility are covered under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers, which expires in November 1998. This is the only collective bargaining agreement to which the Company is a party. Substantially all of the approximately 265 employees at the Company's St. Paul, Minnesota facility and the approximately 60 employees of the Company's Oakes, North Dakota facility are employed pursuant to a lease arrangement with CBM Industries, Inc., d/b/a RJ Associates. Under the terms of such agreement, RJ Associates (which is not an affiliate of the Company) leases employees to the Company and pays the employees' salaries and benefits. The Company in turn pays RJ Associates a management fee and reimburses RJ Associates for the employees' salaries and benefits. The agreement can be terminated by either party upon short notice. The Company is obligated to hire the leased employees if the Company terminates the arrangement but continues conducting the operations in which the employees are engaged. The Company does not anticipate any material disruption in its business in the event of a termination of this agreement. The Company has not experienced any work stoppage during the past five years and considers its relations with employees to be good.

Item 2.  Properties

      The Company's headquarters are located in Port Washington, Wisconsin and the Company maintains manufacturing facilities in Minnesota, North Dakota, Kansas, Missouri and New Zealand. Set forth below is certain information with respect to the Company's manufacturing facilities.

                     Square
                     Footage       Owned/
   Location      (Approximately)   Leased      Activities/Products
--------------   ---------------   ------      ---------------------------

Port Washington,     150,000       Owned       Telescopic material handlers;
  Wisconsin                                    skid steer loader fabrication;
                                               research and development

Port Washington,      35,000       Leased(1)   Skid steer loader assembly
  Wisconsin

Eagan, Minnesota     100,000       Owned       Telescopic material handlers;
                                               research and development

Oakes, North Dakota   30,000       Leased(2)   Miscellaneous products and
                                               component parts

Elwood, Kansas        77,000       Owned       Aerial work platform assembly

Elwood, Kansas       182,000       Leased(3)   Aerial work platform fabrication

Wathena, Kansas       50,000       Leased(4)   Aerial work platform assembly

St. Joseph,           15,000       Leased(5)   Fire service products
  Missouri

Levin, New Zealand    15,000       Leased(6)   Aerial work platforms


---------------------
(1) The initial term of the lease expires on October 31, 1998. The Company has the option to renew the lease for successive one-year terms, but the lessor may terminate such option on thirty (30) days notice.

(2) The initial term of the lease expires on April 1, 2000 (the "Initial Term"). Upon expiration of the Initial Term, the Company has the option to purchase the facility or to extend the lease for an additional 30 months (the "Extended Term"). If the Company chooses to extend the lease term, lease payments during the Extended Term will be applied to the purchase of the facility.

(3) The initial term of the lease expires on February 1, 1999. The Company has the option to renew the lease for three additional terms of five years.

(4) The lease expires on June  30, 2002.

(5) The lease expires on November 17, 2002.

(6) The lease expires on November 17, 2007.

     The Company also maintains other leased office and warehouse space in Port Washington, Wisconsin, St. Joseph, Missouri, Sydney and Melbourne, Australia and Auckland, New Zealand. The Company anticipates no significant difficulty in leasing alternative space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to any of the Company's material leased properties. The Company believes that its production facilities and anticipated plant expansions will be adequate to meet projected manufacturing volumes, including production of ATLAS telescopic material handlers, for the foreseeable future.

Item 3.  Legal Proceedings

      Product liability and personal injury claims are asserted against the Company from time to time for various injuries alleged to have resulted from defects in the manufacture and/or design of the Company's products. The acquisition of Snorkel is likely to increase significantly the number of product liability and personal injury claims brought against the Company arising from the use of Snorkel products to lift and position people in aerial work environments. Product liability and personal injury claims are covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts and maximum coverage limits. The Company has reserves for such deductible amounts, which it believes to be adequate based on its previous claims experience. However, there can be no assurance that resolution of product liability and personal injury claims in the future will not have a material adverse effect on the Company.

     In addition to product liability and personal injury claims, from time to time, the Company is the subject of legal proceedings, including claims involving employee matters, commercial matters and similar claims. Except as set forth below, there are no such claims currently pending which the Company believes to be material.

     In connection with the acquisition of Snorkel, the Company has assumed responsibility for a lawsuit relating to the recall of HUNTERLIFT scissor lifts manufactured by Snorkel between 1979 and 1992. See "Business - Product Recall." The lawsuit currently includes approximately 26 plaintiffs and alleges damages in connection with the recall. The Company is currently in the process of evaluating the allegations of the complaint and the Company's response thereto. Consequently, the Company is unable to determine how this lawsuit will be resolved and the potential impact of such resolution on the Company. The Company intends to defend the lawsuit vigorously.

     The Company maintains comprehensive general liability insurance which it believes to be adequate for the continued operation of its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market For Registrant's Common Stock and Related Stockholder Matters

     OmniQuip began trading on the NASDAQ National Market under the symbol OMQP on March 21, 1997, following its initial public offering. As of December 17, 1997, there were 208 record owners of the Company's Common Stock. The following tables summarize information with respect to the high and low bid prices for the Company's Common Stock as listed on the NASDAQ National Market for each quarter of fiscal 1997 since the Company's initial public offering, and dividends declared per share for each quarter of fiscal 1997 since the Company's initial public offering.


Common Stock Information                     Dividends Declared Per Share
1997                         High    Low     1997                    Amount
-----------------------------------------    ------------------------------
Second quarter                               Second quarter
(beginning March  21,                        (beginning March 21,
1997).................... $14 5/8  $14 1/4   1997)...................     --

Third quarter ...........  24 1/4   11 7/8   Third quarter ..........     --
Fourth quarter ..........  25 3/8   18 1/8   Fourth quarter .........  $0.01

Item 6.  Selected Consolidated Financial Data

     The following table sets forth consolidated financial data derived from the consolidated financial statements of the Company or TRAK, as the predecessor to the Company. The information contained in this table is qualified in its entirety by reference to such financial statements and notes included therein.


                                         Company                             Predecessor(1)
                             ------------------------------------   -----------------------------------
                               Fiscal Years Ended   Aug. 17, 1995   Oct. 1, 1994      Fiscal Years Ended
                                 September 30,        through         through            September 30,
                             ---------------------                                    ------------------
                             1997(2)       1996(3)  Sept. 30, 1995  Aug. 16, 1995       1994      1993
                             -------       ------- --------------- --------------     -------     ------
                                             (dollars in thousands, except per share data)

Statement of Operations Data:

Net sales................... $264,213     $124,861   $  12,723      $  75,401         $  60,973   $  50,068
Cost of sales ..............  192,270       92,688       9,787         57,707            47,208      39,183
                             --------     --------   ---------      ---------         ---------   ---------
Gross profit ...............   71,943       32,173       2,936         17,694            13,765      10,885
Selling, general and
 administrative expenses....   27,717       16,311       1,670         10,903             9,502       8,290
                             --------     --------   ---------     ----------         ---------   ---------
Operating income ...........   44,226       15,862       1,266          6,791             4,263       2,595
Interest expense ...........    6,106        3,434         353          1,379             1,363       1,140
Other finance charges ......    2,182        2,012         269          1,121               699         570
                             --------     --------   ---------     ----------         ---------   ---------
Income before income taxes..   35,938       10,416         644          4,291             2,201         885
Provision for income taxes..   14,556        4,060         262          1,762               876         368
                             --------     --------   ---------     ----------         ---------   ---------
Income before extraordinary
credit and change in
  accounting principles ....   21,382        6,356         382          2,529            1,325          517
Extraordinary item, net(4)..    (782)        (314)         ---            ---              ---          ---
Cumulative effect of change
  in accounting principles..      ---          ---         ---          (241)(5)           ---          199(6)
                             --------     --------   ---------     ----------         --------   ----------
Net income ................. $ 20,600     $  6,042   $     382     $    2,288         $  1,325    $     716
                             ========     ========   =========     ==========         ========   ==========

Earnings per share: (7)(8)
  Income before
  extraordinary item(4).... $    1.66     $   0.56   $    0.03
  Extraordinary item(4)....     (0.06)       (0.03)        ---
                            ---------     --------   ---------
  Net income .............. $    1.60     $   0.53   $    0.03
                            =========     ========   =========



                                          Company                             Predecessor(1)
                             ------------------------------------   --------------------------------
                                    Fiscal Years Ended                    Fiscal Years Ended
                                      September 30,                          September 30,
                             ------------------------------------   --------------------------------
                             1997(2)       1996(3)        1995(9)     1994(9)          1993
                             -------       -------        -------   ---------          ----
                                                       (dollars in thousands)


Balance Data Sheet:

Working capital .........    $  14,402    $  13,393       $  10,699   $   260          $  1,111
Total assets ............      144,298      139,580          48,332    28,651            24,706
Short-term debt .........        8,625        3,875             540     9,436             8,608
Long-term debt ..........       25,609       84,566          23,781     2,966             4,721
Mandatorily redeemable
preferred stock .........          ---          ---             ---     3,262             3,000
Stockholders' equity ....       70,398       12,425           6,383     1,783             1,019


---------------------
(1) The Company was organized in 1995 for the purpose of acquiring TRAK, the predecessor company.

(2) Amounts as of and for the fiscal year ended September 30, 1997 reflect the effects of the Company's initial public offering of common shares on March 20, 1997.

(3) Amounts as of and for the fiscal year ended September 30, 1996 reflect the acquisition of Lull on August 15, 1996.

(4) Amounts in 1997 and 1996 reflect the write-off of deferred finance charges, net of $521 and $200 of income tax benefits, respectively, in connection with the refinancing of debt.

(5) In October 1994, TRAK adopted Statement of Financial Accounting Standards, No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). The cumulative effect of adopting SFAS 106 was to record a charge of $241, net of income tax benefits.

(6) In  October  1992,   TRAK  adopted   Statement  of  Financial   Accounting
    Standards,  No.  109,  "Accounting  for Income  Taxes"  (SFAS   109).  The
    cumulative effect of adopting SFAS 109 was to record a net tax benefit of $199.

(7) Earnings per share is based on weighted-average shares outstanding of 12,845,000 in 1997 and 11,250,000 in 1996 and 1995.

(8) Given the historical organization and capital structure of TRAK, as predecessor to the Company, earnings per share information is not considered meaningful for the predecessor.

(9) The changes in the balances as of September 30, 1995 versus September 30, 1994 primarily reflect the acquisition of TRAK by the Company on August 16, 1995 and the related financing thereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the year ended September 30, 1997 compared to the year ended September 30, 1996, and September 30, 1996 as compared to results from the period October 1, 1994 through August 16, 1995 of TRAK (the Company's "Predecessor"). Also included herein is a brief discussion of the results of operations of the Company from August 17, 1995 through September 30, 1995. The discussion should be read in conjunction with the consolidated financial statements referenced in Item 14(1) herein.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's or the Predecessor's statement of income:

                                             Company           Predecessor
                                  ---------------------------  -----------
                                                       Period      Period
                                                        from        from
                                       Year ended     8/17/95     10/1/94
                                        Sept. 30,     through     through
                                     1997     1996    9/30/95     8/16/95
                                  --------- --------- --------   ---------

Net sales .....................     100.0%    100.0%    100.0%    100.0%
Cost of sales .................      72.8%     74.2%     76.9%     76.5%
                                  ----------------------------------------
Gross profit ..................      27.2%     25.8%     23.1%     23.5%
Selling, general and
administrative expenses .......      10.5%     13.1%     13.1%     14.5%
                                  ----------------------------------------
Operating income ..............      16.7%     12.7%     10.0%      9.0%
Interest expense ..............       2.3%      2.8%      2.8%      1.8%
Other finance charges .........       0.8%      1.6%      2.1%      1.5%
                                  ----------------------------------------
Income before income taxes and
  extraordinary item ..........      13.6%      8.3%      5.1%      5.7%
Provision for income taxes ....       5.5%      3.2%      2.1%      2.3%
                                  ----------------------------------------

Income before extraordinary item      8.1%      5.1%      3.0%      3.4%
Extraordinary item ............      -0.3%     -0.3%      0.0%      0.0%
                                  ----------------------------------------
Net income ....................       7.8%      4.8%      3.0%      3.4%
                                  ========================================

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

     Net sales for fiscal year 1997 were $264.2 million, an increase of $139.4 million over net sales of $124.9 million for fiscal year 1996. Sales of telescopic material handlers for fiscal year 1997 were $221.5 million, an increase of $127.8 million over fiscal year 1996. Sales of skid steer loaders for fiscal year 1997 were $18.1 million, up $0.2 million compared to fiscal year 1996. Sales of parts and attachments for fiscal year 1997 were $24.6 million, an increase of $11.4 million over the 1996 period. Of the $127.8 million increase in telescopic material handlers, $72.4 million was due to the acquisition of Lull, $3.8 million was due to the start-up of sales under the U.S. Army ATLAS contract, which had $0.7 million of prototype sales in the 1996 period, and the remaining $51.6 million reflected continued strong growth in TRAK's commercial telescopic business. Flat skid steer loader sales reflected increased demand in North America and internationally outside of Europe offset by reduced shipments to Europe due to the Company's European distributor being acquired by a competitor. Of the $11.4 million increase in parts and attachments, $10.0 million resulted from the acquisition of Lull and the remaining $1.4 million reflected increased demand for parts driven by the increased population of TRAK units operating in the field.

     Gross profit for fiscal year 1997 was $71.9 million, an increase of $39.8 million over gross profit of $32.2 million for fiscal year 1996. The increase in gross profit primarily reflected the increase in net sales discussed above. The gross margin increased to 27.2% for fiscal year 1997 from 25.8% for fiscal year 1996. The improvement in gross margin was due to improved manufacturing efficiencies at all three Company plants, price increases that were implemented in early 1997, economies due to higher volumes and increased mix of telescopic material handlers which carry higher margins than other products. Partially offsetting these improvements was the effect of the acquisition of Lull, whose gross margin has historically been lower than that of TRAK.

     Selling, general and administrative ("SG&A") expenses for fiscal year 1997 were $27.7 million, an increase of $11.4 million over SG&A expenses of $16.3 million for fiscal year 1996. Of the $11.4 million increase,

$7.3 million resulted from the acquisition of Lull. SG&A expenses as a percentage of net sales decreased to 10.5% for fiscal year 1997 from 13.1% for fiscal year 1996. This decrease in the SG&A percentage primarily reflected the effect of the acquisition of Lull, whose SG&A percentage has historically been lower than that of TRAK.

     Operating income for fiscal year 1997 was $44.2 million, an increase of $28.4 million over operating income of $15.9 million for fiscal year 1996. Operating margin increased to 16.7% for fiscal year 1997 from 12.7% for fiscal year 1996. The improvements in operating income and operating margin reflected the factors described above.

     Interest expense for fiscal year 1997 was $6.1 million, an increase of $2.7 million over interest expense of $3.4 million for fiscal year 1996. The increase in interest expense was due primarily to the increased debt incurred to finance the August 1996 acquisition of Lull, partially offset by subsequent reduction of debt with proceeds from the initial public offering in March 1997 and with cash flow from operations.

     Other finance charges, which are primarily comprised of dealer-related finance charges, were $2.3 million for fiscal year 1997 compared to $2.0 million for fiscal year 1996. The increase in finance charges was related to increased financing activity at TRAK primarily resulting from increased sales volume. Other finance charges as a percentage of net sales decreased from 1.6% to 0.9%. The reduction in finance charges as a percentage of sales primarily reflected the fact that Lull has not historically incurred such charges.

     Provision for income taxes for fiscal year 1997 was $14.6 million compared to $4.1 million for fiscal year 1996. The increase reflected the increase in income before income taxes of $25.5 million and, to a lesser extent, an increase in the effective tax rate between these periods. The Company's effective tax rate was 40.5% for fiscal year 1997 compared to 39.0% for fiscal year 1996.

     Income from continuing operations for fiscal year 1997 was $21.4 million, an increase of $15.0 million over income from continuing operations of $6.4 million for fiscal year 1996, as a result of the factors described above.

     In March 1997, in connection with the initial public offering and the application of the proceeds therefrom to repay indebtedness, the Company incurred an extraordinary charge of $0.8 million, net of $0.5 million of income tax benefits, related to prepayment penalties and write-off of deferred financing charges. In August 1996, in connection with refinancing of debt associated with the Lull acquisition, the Company incurred an extraordinary charge of $0.3 million, net of $0.2 million of income tax benefits, related to write-off of deferred financing charges.

     Net income for fiscal year 1997 was $20.6 million, an increase of $14.6 million from net income of $6.0 million for fiscal year 1996, as a result of the factors described above.

     Earnings per share for fiscal year 1997 were $1.60, an increase of $1.07 from earnings per share of $0.53 for fiscal year 1996 as a result of the increase in net income described above partially offset by an increase in the weighted average shares outstanding from 11.3 million to 12.8 million.


Fiscal Year Ended September 30, 1996 (New basis) Compared to Period from October 1, 1994 through August 16, 1995 (Predecessor basis)

     Net sales for fiscal year ended September 30, 1996 were $124.9 million, an increase of $49.5 million, or 65.6%, over net sales of $75.4 million for the ten and one-half month period from October 1, 1994 through August 16, 1995 ("Stub Period 1995"). Sales of telescopic material handlers for the fiscal year ended September 30, 1996 were $94.1 million, an increase of $42.2 million, or 81.4%, over Stub Period 1995. Sales of skid steer loaders for the fiscal year ended September 30, 1996 were $18.0 million, an increase of $3.0 million, or 19.9%, over Stub Period 1995. Sales of parts and attachments for the fiscal year ended September 30, 1996 were $12.8 million, an increase of $4.2 million, or 49.7%, over Stub Period 1995. The improvement in sales of telescopic material handlers reflected continued strong market demand for such products and the effects of the August 15, 1996 acquisition of Lull, which resulted in $12.7 million of incremental sales in the fiscal year ended September 30, 1996. Of the 81.4% increase in net sales of telescopic material handlers, 67.6 percentage points were attributable to an increase in the number of units sold, including the incremental effects of Lull, and the remainder was primarily attributable to a shift in the TRAK product mix towards larger size units and price increases. The Company believes the increased demand for telescopic material handlers is attributable to the expansion of rental fleets, the substitution of telescopic material handlers for other construction and material handling equipment and relatively strong conditions in the construction equipment industry. The increase in sales of skid steer loaders reflects an increase in unit sales, a shift in product mix towards larger size units and a price increase effective in early 1996. Skid steer loader sales for the fiscal year ended September 30, 1996 were adversely affected by a temporary reduction in the rate of production and shipments during early calendar 1996 while the Company incorporated corrective product modifications and upgrades to its skid steer product line. Parts sales continued to increase in support of the increased population of the Company's units operating in the field, and sales of attachments increased primarily as a result of new equipment sales.

     Gross profit for the fiscal year ended September 30, 1996 was $32.2 million, an increase of $14.5 million, or 81.8%, over gross profit of $17.7 million for Stub Period 1995. The increase in gross profit primarily reflected the increase in net sales discussed above. The gross margin increased to 25.8% for the fiscal year ended September 30, 1996 from 23.5% for Stub Period 1995. The increase in gross margin reflects the favorable change in product mix toward higher margin telescopic material handlers, improved production efficiencies (in part due to expanded use of robotics and a new paint system), as well as economies associated with higher production volumes. Also contributing to the gross margin improvement were purchasing programs that achieved price reductions for certain components and materials.

     SG&A expenses for the fiscal year ended September 30, 1996 were $16.3 million, an increase of $5.4 million, or 49.6%, over SG&A expenses of $10.9 million for Stub Period 1995. The increase in SG&A expenses for the fiscal year ended September 30, 1996 reflected expenses associated with higher net sales in 1996, the incremental effect of SG&A expenses incurred by Lull subsequent to its August 15, 1996 acquisition by the Company, approximately $0.7 million in management fees paid to an affiliate of the Company's majority stockholder, increased product development expenditures primarily related to telescopic material handlers, systems consulting fees and amortization of goodwill in fiscal year 1996 as a result of the application of purchase accounting beginning in August 1995 in connection with the acquisition of TRAK and in August 1996 in connection with the acquisition of Lull. SG&A expenses as a percentage of net sales decreased to 13.1% for the fiscal year ended September 30, 1996 from 14.5% for Stub Period 1995. The decrease in the SG&A percentage continued to reflect the relatively fixed nature of certain SG&A expenses as well as the Company's efforts to control general and administrative costs.

     Operating income for the fiscal year ended September 30, 1996 was $15.9 million, an increase of $9.1 million, or 133.6%, over operating income of $6.8 million for Stub Period 1995. Operating margins increased to 12.7% for the fiscal year ended September 30, 1996 from 9.0% for Stub Period 1995. The improvements in operating income and margins reflected the factors described above.

     Interest expense for the fiscal year ended September 30, 1996 was $3.4 million, an increase of $2.0 million, or 149.0%, over interest expense of $1.4 million for Stub Period 1995. Interest expense as a percentage of net sales increased to 2.8% for the fiscal year ended September 30, 1996 from 1.8% for Stub Period 1995. The increase in interest expense primarily reflected the effects of debt incurred to finance the August 1995 acquisition of TRAK and the August 1996 acquisition of Lull, and higher weighted-average interest rates in 1996.

     Other finance charges, which are primarily comprised of dealer-related finance charges, for the fiscal year ended September 30, 1996 were $2.0 million, an increase of $0.9 million, or 79.5%, over other finance charges of $1.1 million for Stub Period 1995. Other finance charges as a percentage of net sales increased to 1.6% from 1.5%. The increase in other finance charges primarily resulted from the greater utilization of the floor plan financing program due to the increases in net sales as well as greater usage by dealers.

     Provision for income taxes for the fiscal year ended September 30, 1996 was $4.1 million compared to $1.8 million for Stub Period 1995. The increase primarily reflected the increase in income before provision for income taxes of $6.1 million between these periods. The Company's effective tax rate was 39.0% for the fiscal year ended September 30, 1996 and 41.1% for Stub Period 1995.

     Income from continuing operations for the fiscal year ended September 30, 1996 was $6.4 million, an increase of $3.9 million, or 151.3% over income from continuing operations of $2.5 million for Stub Period 1995 as a result of the factors described above.

     In August 1996, in connection with the refinancing of debt, the Company incurred an extraordinary charge of $0.3 million, net of $0.2 million of income tax benefits, related to the write-off of deferred financing charges.

     In October 1994, the Predecessor adopted SFAS 106, the cumulative effect of which on net income was a charge of $0.4 million, less applicable income tax benefits of $0.2 million.


Period from August  17, 1995 through September  30, 1995 (New basis)

     Due to the relatively brief period involved, comprehensive comparative data has not been presented or discussed below with respect to the period from August 17, 1995 through September 30, 1995 (the period from the date of acquisition of TRAK and the application of purchase accounting through the date of the Company's fiscal year end).

     Net sales for the period from August 17, 1995 through September 30, 1995 (the "September 1995 Stub Period") were $12.7 million. Gross margin of 23.1% was relatively consistent with gross margin for the period from October 1, 1994 through August 16, 1995. SG&A expenses as a percentage of net sales decreased to 13.1% as the Company continued to realize the benefits of its efforts to monitor and control general and administrative costs. Other finance charges as a percentage of net sales were 2.1%, reflecting the growth in the Company's business and the dealer-related finance charges incurred by the Company. The Company's effective tax rate for the September 1995 Stub Period was 40.7%.


Capital Resources and Liquidity

     Net cash provided by operating activities of the Company was $21.6 million for fiscal year 1997. Working capital (excluding the effects of changes in cash and current portions of long-term debt) increased by $5.4 million in the period, primarily reflecting increases in accounts receivable and inventories related to growth in sales volume. Cash provided by operating activities of the Company for the period was used primarily to finance capital expenditures of $3.0 million, to make payments to former TRAK shareholders of $1.0 million tied to receipt of orders under contracts with the U.S. Army and to repay existing indebtedness.

     Net cash provided by operating activities of the Company was $8.6 million for the fiscal year ended September 30, 1996. Working capital decreased by $1.4 million in the period which primarily reflected increases in accounts payable and other current liabilities partially offset by increases in accounts receivable and inventories. Cash provided by operating activities of the Company for the period was used primarily to finance capital expenditures of $1.4 million, to make payments to former TRAK shareholders of $0.4 million tied to receipt of orders under contracts with the U.S. Army and to repay existing indebtedness. The aggregate purchase price paid by the Company for Lull in August 1996 totaled approximately $69.0 million plus assumed liabilities of $14.6 million. The acquisition was financed with additional borrowings under the Company's amended credit facilities.

     On March 20, 1997, the Company completed its initial public offering of common stock, selling 3 million primary and 6.2 million secondary shares (including shares issued upon exercise of the underwriters' overallotment option) for $14 per share, before underwriting discounts and commissions. Proceeds to the Company from the offering of $37.6 million (net of expenses of the offering of $1.7 million) were used to repay $22.6 million of subordinated debt (including accrued interest and prepayment fees) and $15.0 million of bank term debt.

     The Company had borrowings under a revolving credit facility and two term loans. The revolving credit facility provided for borrowings of up to the lesser of $25.0 million or a borrowing base calculated on a percentage of eligible receivables and inventories. Borrowings under this facility were due August 16, 2003 and bore interest either at the bank's corporate base rate plus 1.0% (9.50% at June 30, 1997) or LIBOR plus 2.25% (7.91% at June 30, 1997). Amounts outstanding under the revolving line of credit facility at September 30, 1997 were $3.1 million. In addition, the Company had $0.3 million in outstanding letters of credit under this revolving line of credit facility. At September 30, 1997, the Company had unused borrowing capacity of $21.6 million under this facility.

     Borrowings under the term loans were due in quarterly installments ranging from $0.5 million to $3.1 million, which commenced in October 1996 with a final payment in August 2003. The term loans bore interest either at the bank's corporate base rate plus 1.25% (9.75% at September 30, 1997) or LIBOR plus 2.5% (8.16% at September 30, 1997). The Company was able to elect to convert outstanding term loan balances between interest types at its discretion.

     During November 1997 in connection with the acquisition of Snorkel, the Company entered into a new credit facility which replaced the existing loan and security agreement. The new agreement provides for a $165.0 million credit facility consisting of a $40.0 million revolving credit facility and a $125.0 million term loan. The term loan requires quarterly principal payments ranging from $2.5 million to $6.25 million commencing on February 28, 1998 with the final maturity on November 30, 2004. Borrowings under the agreement bear interest at prime or LIBOR plus 1.00%. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in November 1997 of $0.6 million attributable to the write-off of $0.9 million of unamortized deferred financing fees, net of related tax benefits.

     Based on its ability to generate funds from operations and the availability of funds under its new credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements for its existing and recently acquired operations.


Backlog

     The Company's backlog as of September 30, 1997 was $68.3 million, of which $39.5 million relates to the ATLAS military contract. It is expected that substantially all of the commercial backlog and approximately 60% of the military backlog will be shipped before September 30, 1998.


Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this item are presented under Item 14 and incorporated herein by reference thereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     A definitive proxy statement is expected to be filed with the Securities and Exchange Commission (the "Commission") on or about January 7, 1998. The information required by this item is set forth under the caption "Election of Directors", under the caption "Executive Officers" and under the caption "Compliance with Section 16(a) of the Exchange Act" of the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 11.  Executive Compensation

     The information required by this item is set forth under the caption "Executive Compensation" of the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the definitive proxy statement, which information is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is set forth under the caption "Certain Transactions" of the definitive proxy statement, which information is incorporated herein by reference thereto.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.  Financial Statements

     The following financial statements of the Company and of one of its wholly-owned subsidiaries, TRAK International, Inc., and reports of independent accountants, each included as Item 7 to the Company's Current Report on Form 8-K dated December 1, 1997, as amended pursuant to the Amendment No. 1 to Current Report on Form 8-K/A dated December 12, 1997, are incorporated herein by reference thereto:

     A.   OmniQuip International, Inc.

          Report of Independent Accountants

          Consolidated  Balance  Sheets at September  30, 1997 and September 30,
              1996

          Consolidated Statements of Income for the fiscal years ended September
             30, 1997 and September 30, 1996 and the period from August 17,
             1995 to September 30, 1995

          Consolidated   Statements  of  Changes  in  Stockholders'   Equity  at
             September 30, 1997, September 30, 1996 and September 30, 1995

          Consolidated  Statements  of Cash  Flows for the  fiscal  years  ended
             September 30, 1997 and September 30, 1996 and the period from August 17, 1995 to September 30, 1995

          Notes to Consolidated Financial Statements

     B.   TRAK International, Inc.

          Report of Independent Accountants

          Balance Sheet at September 30, 1994

          Statements of Income for the period from October 1, 1994 to August 16,
             1995 and the fiscal year ended September 30, 1994

          Statements of Changes in Stockholders' Equity at August 16, 1995
             and September 30, 1994

          Statement of Cash Flows for the period from  October 1, 1994 to August
             16, 1995 and the fiscal year ended September 30, 1994

          Notes to Financial Statements


2.   Financial Statement Schedules

     Report of Independent Accountants on Financial Statement Schedule       S-1

     Schedule II - Rule 12-09 Valuation and Qualifying Accounts
          and Reserves for the Fiscal Year Ended September 30, 1997          S-2

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

4.  Reports on Form 8-K

     On July 28, 1997, a Current Report on Form 8-K was filed to report, pursuant to Item 2 and Item 7 thereof, that the Company had executed an asset purchase agreement pursuant to which the Company, subject to certain conditions, agreed to acquire the Snorkel Division of Figgie International Inc.

                                INDEX TO EXHIBITS

Exhibit No.   Description


       2.1 Asset Purchase Agreement, dated as of July 19, 1997, by and among Figgie International Inc., Figgie International Real Estate Inc., Figgie Properties Inc., Figgie Licensing Corporation, Figgie Risk Management Co. and SKL Lift, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 2, 1997 (the "December 1997 8-K") and incorporated herein by reference thereto)

       2.2 Amendment, dated as of November 9, 1997, by and between Figgie International Inc. and SKL Lift, Inc. (filed as Exhibit 2.2 to the December 1997 8-K and incorporated herein by reference thereto)

       3.1 Restated  Certificate of  Incorporation  of the Registrant  (filed as
           Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-13181), filed with the Commission on October 1, 1996, as amended on November 12, 1996 and February 20, 1997 (the "Registration Statement") and incorporated herein by reference thereto)

       3.2 Amended By-laws of the Registrant (filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference thereto)

     *10.1 Purchase and Stockholder Agreement, dated September 20, 1995, by and between Uniquip Corporation and P. Enoch Stiff (filed as Exhibit 10.1 to the Registration Statement and incorporated herein by reference thereto)

     *10.2 Stock Pledge  Agreement,  dated September 20, 1995, by and between P.
           Enoch Stiff and Uniquip Corporation (filed as Exhibit 10.2 to the Registration Statement and incorporated herein by reference thereto)

     *10.3 $126,859 Promissory Note, dated September 20, 1995, by P. Enoch Stiff to Uniquip Corporation (filed as Exhibit 10.3 to the Registration Statement and incorporated herein by reference thereto)

     *10.4 Letter  Agreement,  dated September 20, 1995, by and between P. Enoch
           Stiff  and  Uniquip   Corporation  (filed  as  Exhibit  10.4  to  the
           Registration Statement and incorporated herein by reference thereto)

     *10.5 Amendment to Promissory Note and Stock Pledge Agreement, dated
           September 30, 1996, by and between OmniQuip International, Inc. and P. Enoch Stiff (filed as Exhibit 10.5 to the Registration Statement and incorporated herein by reference thereto)

     *10.6 Investment Agreement, dated August 16, 1995, by and between P.
           Enoch Stiff and Harbour Group Investments III, L.P. (filed as
           Exhibit 10.6 to the Registration Statement and incorporated herein by reference thereto)

     *10.7 Participation Agreement, dated August 16, 1995, by and between
           P. Enoch Stiff and Harbour Group Investments III, L.P. (filed as
           Exhibit 10.7 to the Registration Statement and incorporated herein by reference thereto)

     *10.8 Purchase and Stockholder Agreement, dated September 20, 1995, by and between Uniquip Corporation and James H. Hook (filed as Exhibit 10.8 to the Registration Statement and incorporated herein by reference thereto)

     *10.9 Stock Pledge  Agreement,  dated  September  20, 1995,  by and between
           James H. Hook and Uniquip Corporation (filed as Exhibit 10.9 to the Registration Statement and incorporated herein by reference thereto)

    *10.10 $47,572 Promissory Note, dated September 20, 1995, by James H. Hook to Uniquip Corporation (filed as Exhibit 10.10 to the Registration Statement and incorporated herein by reference thereto)

    *10.11 Letter  Agreement,  dated September 20, 1995, by and between James H.
           Hook  and  Uniquip   Corporation  (filed  as  Exhibit  10.11  to  the
           Registration Statement and incorporated herein by reference thereto)

    *10.12 Amendment to Promissory Note and Stock Pledge Agreement, dated
           September 30, 1996, by and between OmniQuip International, Inc. and James H. Hook (filed as Exhibit 10.12 to the Registration Statement and incorporated herein by reference thereto)

    *10.13 Purchase and Stockholder Agreement, dated September 20, 1995, by and between Uniquip Corporation and Curtis J. Laetz (filed as Exhibit
           10.13 to the Registration Statement and incorporated herein by reference thereto)

    *10.14 Stock Pledge  Agreement,  dated  September  20, 1995,  by and between
           Curtis J. Laetz and Uniquip Corporation (filed as Exhibit 10.14 to the Registration Statement and incorporated herein by reference thereto)

    *10.15 $47,572 Promissory Note, dated September 20, 1995, by Curtis J. Laetz to Uniquip Corporation (filed as Exhibit 10.15 to the Registration Statement and incorporated herein by reference thereto)

    *10.16 Letter Agreement,  dated September 20, 1995, by and between Curtis J.
           Laetz and Uniquip Corporation (filed as Exhibit 10.16 to the Registration Statement and incorporated herein by reference thereto)

    *10.17 Amendment to Promissory Note and Stock Pledge Agreement, dated
           September 30, 1996, by and between OmniQuip International, Inc. and Curtis J. Laetz (filed as Exhibit 10.17 to the Registration Statement and incorporated herein by reference thereto)

    *10.18 Purchase and Stockholder Agreement, dated September 20, 1995, by and between Uniquip Corporation and Robert D. Melin (filed as Exhibit
           10.18 to the Registration Statement and incorporated herein by reference thereto)

    *10.19 Stock Pledge  Agreement,  dated  September  20, 1995,  by and between
           Robert D. Melin and Uniquip Corporation (filed as Exhibit 10.19 to the Registration Statement and incorporated herein by reference thereto)

    *10.20 $47,572 Promissory Note, dated September 20, 1995, by Robert D. Melin to Uniquip Corporation (filed as Exhibit 10.20 to the Registration Statement and incorporated herein by reference thereto)

    *10.21 Letter Agreement,  dated September 20, 1995, by and between Robert D.
           Melin and Uniquip Corporation (filed as Exhibit 10.21 to the Registration Statement and incorporated herein by reference thereto)

    *10.22 Amendment to Promissory Note and Stock Pledge Agreement, dated
           September 30, 1996, by and between OmniQuip International, Inc. and Robert D. Melin (filed as Exhibit 10.22 to the Registration Statement and incorporated herein by reference thereto)

    *10.23 Purchase and Stockholder Agreement, dated September 20, 1995, by and between Uniquip Corporation and Paul D. Roblee (filed as Exhibit
           10.23 to the Registration Statement and incorporated herein by reference thereto)

    *10.24 Stock Pledge Agreement, dated September 20, 1995, by and between Paul
           D. Roblee and Uniquip Corporation (filed as Exhibit 10.24 to the Registration Statement and incorporated herein by reference thereto)

    *10.25 $47,572 Promissory Note, dated September 20, 1995, by Paul D. Roblee to Uniquip Corporation (filed as Exhibit 10.25 to the Registration Statement and incorporated herein by reference thereto)

    *10.26 Letter  Agreement,  dated  September 20, 1995, by and between Paul D.
           Roblee and Uniquip Corporation (filed as Exhibit 10.26 to the Registration Statement and incorporated herein by reference thereto)

    *10.27 Amendment to Promissory Note and Stock Pledge Agreement, dated
           September 30, 1996, by and between OmniQuip International, Inc. and Paul D. Roblee (filed as Exhibit 10.27 to the Registration Statement and incorporated herein by reference thereto)

    *10.28 OmniQuip International, Inc. 1996 Executive Stock Option Plan
           (filed as Exhibit 10.28 to the Registration Statement and incorporated herein by reference thereto)

    *10.29 Form of Option Agreement pursuant to the OmniQuip International,
           Inc. 1996 Executive Stock Option Plan (filed as Exhibit 10.29 to the Registration Statement and incorporated herein by reference thereto)

    *10.30 OmniQuip International, Inc. 1996 Long Term Incentive Plan
           (filed as Exhibit 10.30 to the Registration Statement and incorporated herein by reference thereto)

    *10.31 OmniQuip International, Inc. 1996 Directors Non-Qualified Stock
           Option Plan (filed as Exhibit 10.31 to the Registration Statement and incorporated herein by reference thereto)

    *10.32 Form of Option Agreement pursuant to the OmniQuip International,
           Inc. 1996 Directors Non-Qualified Stock Option Plan (filed as
           Exhibit 10.32 to the Registration Statement and incorporated herein by reference thereto)

     10.33 Amended and Restated Subordinated Note Agreement, dated August 16, 1996, by and between TRAK International, Inc. and Harbour Group Investments III, L.P. (filed as Exhibit 10.33 to the Registration Statement and incorporated herein by reference thereto)

     10.34 Subordinated Note Agreement, dated August 16, 1996, by and between Uniquip Corporation and The Boatmen's National Bank of St. Louis (filed as Exhibit 10.34 to the Registration Statement and incorporated herein by reference thereto)

     10.35 Loan Agreement, dated August 16, 1996, by and among The Boatmen's National Bank of St. Louis, as agent, The Boatmen's National Bank of St. Louis and the other lenders named therein, as lenders, TRAK International, Inc. and Lull Lift Corporation (filed as Exhibit 10.35 to the Registration Statement and incorporated herein by reference thereto)

     10.36 Insurance Agreement, dated September 27, 1996, by and between Harbour Group Ltd. and Uniquip Corporation (filed as Exhibit
           10.39 to the Registration Statement and incorporated herein by reference thereto)

     10.37 Corporate Development Consulting and Advisory Services Letter Agreement, dated September 30, 1996, by and between OmniQuip International, Inc. and Harbour Group Industries, Inc. (filed as
           Exhibit 10.40 to the Registration Statement and incorporated herein by reference thereto)

     10.38 Operations Consulting and Advisory Services Letter Agreement, dated September 30, 1996, by and between OmniQuip International, Inc. and Harbour Group Ltd. (filed as Exhibit 10.41 to the Registration Statement and incorporated herein by reference thereto)

     10.39 Registration Rights Agreement, dated September 30, 1996, by and among OmniQuip International, Inc., Uniquip-HGI Associates, L.P. and Harbour Group Investments III, L.P. (filed as Exhibit 10.42 to the Registration Statement and incorporated herein by reference thereto)

     10.40 Stock Option Agreement, dated September 20, 1995, by and between Uniquip Corporation and Harbour Group Investments III, L.P. (filed as
           Exhibit 10.43 to the Registration Statement and incorporated herein by reference thereto)

     10.41 Termination of Option Agreement, dated September 30, 1996, by and between OmniQuip International, Inc. and Harbour Group Investments III, L.P. (filed as Exhibit 10.44 to the
           Registration Statement and incorporated herein by reference thereto)

     10.42 Agreement and Plan of Merger, dated July 19, 1995, by and among TRK Acquisition Corporation, TRAK International, Inc. and the major stockholders of TRAK International, Inc. listed therein (filed as Exhibit 10.45 to the Registration Statement and incorporated herein by reference thereto)

     10.43 Indemnification and Escrow Agreement, dated August 16, 1995, by and among TRAK International, Inc., the stockholders of TRAK International, Inc. listed therein and The Boatmen's Trust Company, as Escrow Agent (filed as Exhibit 10.46 to the Registration Statement and incorporated herein by reference thereto)

     10.44 Asset Purchase Agreement, dated August 15, 1996, by and among Lull Lift Corporation, Lull Industries, Inc. and the stockholders of Lull Industries, Inc. listed therein (filed as Exhibit 10.47 to the Registration Statement and incorporated herein by reference thereto)

     10.45 Collective Bargaining Agreement, effective from November 1, 1994 to October 31, 1998, by and between TRAK International, Inc. and Local 1430, District No. 10 International Association of Machinists and Aerospace Workers (filed as Exhibit 10.48 to the Registration Statement and incorporated herein by reference thereto)

     10.46 Contract No. DAAE0795DR012 between TRAK International, Inc. and U.S. Army Tank-Automotive Command (filed as Exhibit 10.49P to the Registration Statement and incorporated herein by reference thereto)

     10.47 Floorplan Repurchase Agreement, dated October 2, 1990, by and between TRAK International, Inc. and Deutsche Financial Services and Addendum to Floorplan Repurchase Agreement, dated June 14, 1993, by and between TRAK International, Inc. and Deutsche Financial Services (Deutsche Financial Services as successor to ITT Commercial Finance Corp. and ITT Commercial Finance, a division of ITT Industries of Canada Ltd.) (filed as Exhibit
           10.50 to the Registration Statement and incorporated herein by reference thereto)

     10.48 Letter Agreement, dated August 21, 1996, by and between TRAK International, Inc. and Deutsche Financial Services (filed as
           Exhibit 10.51 to the Registration Statement and incorporated herein by reference thereto)

     10.49 Agreement, dated January 19, 1995, between CBM Industries, Inc., d/b/a RJ Associates and Lull Industries, Inc. (filed as Exhibit 10.53 to the Registration Statement and incorporated herein by reference thereto)

     10.50 Industrial Park Lease, dated April 1, 1995, by and between the City of Oakes and Lull Industries, Inc. (filed as Exhibit 10.54 to the Registration Statement and incorporated herein by reference thereto)

     10.51 Retail Finance Agreement, effective July 14, 1994, between Lull Industries, Inc. and Deere Credit, Inc. (filed as Exhibit 10.55 to the Registration Statement and incorporated herein by reference thereto)

     10.52 Indemnification Agreement by and among OmniQuip International, Inc., Harbour Group Investments III, L.P. and Uniquip-HGI Associates, L.P. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1997 (the "May 1997 10-Q") and incorporated herein by reference thereto)

     10.53 Underwriting Agreement, dated March 20, 1997, by and among OmniQuip International, Inc., Harbour Group Investments III, L.P., Uniquip-HGI Associates, L.P., and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Schroder Wertheim & Co. Incorporated and Robert W. Baird & Co. Incorporated, as representatives of the several U.S. underwriters, and Morgan Stanley & Co. International Limited, Credit Suisse First Boston (Europe) Limited, J. Henry Schroder & Co. Limited and Robert W. Baird & Co. Incorporated, as representatives of the several international underwriters (filed as Exhibit 10.1 to the May 1997 10-Q and incorporated herein by reference thereto)

     10.54 Credit Agreement, dated November 17, 1997, by and among OmniQuip International, Inc., the certain lending institutions party thereto from time to time, Morgan Stanley Senior Funding, Inc. as Syndication Agent and Arranger, and First Union National Bank, as Administrative Agent and Co-Arranger (filed as Exhibit 10 to the December 1997 8-K and incorporated herein by reference thereto)

     10.55 Business Premises Lease Agreement, dated October 27, 1997, by and between Garden Way Incorporated and TRAK International, Inc.

     10.56 Lease Agreement, dated May 15, 1997, by and between B.M.S. Management, Inc. and Snorkel, a division of Figgie International Inc.

     10.57 Lease Agreement, dated February 1, 1994, by and between SJ Associates, L.P. and Snorkel-Economy, a division of Figgie International Inc.

     10.58 Land Lease, dated as of November 17, 1997, by and between SKL Lift, Inc. and Figgie International Real Estate Inc.

     10.59 Deed of Lease, dated as of November 17, 1997, by and between Snorkel Elevating Work Platforms Limited and Figgie International Real Estate Inc.

     10.60 Agreement for Trademark Assignment and License-Back, dated as of November 17, 1997, by and between Iveco Magirus Brandschutztechnik GmbH, Figgie International Inc. and SKL Lift, Inc.

        21 Subsidiaries of the Registrant

        23 Consent of Price Waterhouse LLP

        24 Powers of Attorney

        27 Financial Data Schedule

*     Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMNIQUIP INTERNATIONAL, INC.



                                      By:  /s/ Philip G. Franklin
                                           ----------------------------------
                                           Philip G. Franklin
                                           Vice President-Finance, Chief
                                           Financial Officer, Treasurer
                                           and Secretary

December 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 24, 1997.

            *                 President,  Chief Executive  Officer
--------------------------    and  Director  (Principal  executive officer)
        P. Enoch Stiff



/s/ Philip G. Franklin        Vice President - Finance, Chief Financial
---------------------------   Officer, Treasurer and Secretary (Principal
    Philip G. Franklin        financial and accounting officer)


            *                 Director and Chairman of the Board
---------------------------
    Donald E. Nickelson


            *                 Director
---------------------------
    Peter S. Finley


            *                 Director
---------------------------
    Jeffrey L. Fox


            *                 Director
---------------------------
    Samuel A. Hamacher


            *                 Director
---------------------------
    Paul W. Jones

            *                 Director
---------------------------
     Jerry E. Ritter

            *                 Director
---------------------------
    Joseph F. Shaughnessy

            *                 Director
---------------------------
    Robert L. Virgil



By:  /s/ Philip G. Franklin
     ------------------------
         Philip G. Franklin
         Attorney-in-Fact



------------------

*     Such  signature  has been  affixed  pursuant to the  following  Power of
      Attorney:

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints P. Enoch Stiff and Philip G. Franklin, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1997 Annual Report on Form 10-K of OmniQuip International, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary as fully to all intents and purposes as he might or could do in person, and hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
   Stockholders of OmniQuip International, Inc.


Our audits of the consolidated financial statements of OmniQuip International, Inc. (the "Company"), referred to in our report dated November 3, 1997, appearing at Item 7 of the Company's Current Report on Form 8-K dated December 1, 1997, as amended pursuant to the Amendment No. 1 to Current Report on Form 8-K/A dated December 12, 1997 (which reports and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule of OmniQuip International, Inc. listed at Item 14(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

St. Louis, Missouri
November 3, 1997

                                                                     SCHEDULE II

                          OMNIQUIP INTERNATIONAL, INC.

          Rule 12-09 Valuation and Qualifying Accounts and Reserves
                for the Fiscal Year Ended September  30, 1997
                                 (in thousands)





            Column A            Column B           Column C         Column D    Column E
---------------------------     --------    ----------------------  --------    --------
                                                   Additions
                                            ----------------------
                                Balance at
                                Beginning   Charged to  Charged to              Balance at
                                    of      Costs and   Other                   End of
Valuation and Reserve Accounts  Period      Expenses    Accounts   Deductions   Period
------------------------------  ---------   ---------   ---------- ----------   ----------
Accounts receivable reserve...    $   351      $164      $   --      $  11      $   504
                                  =======      ====      ======      =====      =======
Excess and obsolete inventory
reserves......................    $2,482       $420      $   --      $629       $2,273
                                  =======      ====      ======      ====       ======
