Form 10-Q
period 1997-12-31
OMNIQUIP INTERNATIONAL INC
filed 1998-02-17
CIK 1023973

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 1997
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
           during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
                       (2) has been subject to such filing
                       requirements for the past 90 days.
                                  Yes  /X/    No


    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 15, 1998 was 14,260,000.

OMNIQUIP INTERNATIONAL, INC.
Index
--------------------------------------------------------------------------------

                                                                            Page
                                                                          Number
                                                                          ------
Part I   Financial Information

         Item 1.      Financial Statements (Unaudited, except as noted)

                      Consolidated Balance Sheet at December 31, 1997
                       and September 30, 1997 (Audited)                        3

                      Consolidated Statement of Income for the three months
                       ended December 31, 1997 and December 31, 1996           4

                      Consolidated Statement of Changes in
                       Stockholders' Equity for the three months
                       ended December 31, 1997                                 5

                      Consolidated  Statement  of Cash  Flows for the three
                       months  ended  December  31, 1997 and December 31,
                       1996                                                    6

                      Notes to Consolidated Financial Statements             7-9

         Item 2.      Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                  10-13

Part II  Other Information

         Item 6.      Exhibits and Reports on Form 8-K                        14


Signatures

OMNIQUIP INTERNATIONAL, INC.
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

                                                                 December 31,             September 30,
                                                                     1997                    1997
                                                                  (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $         5              $        5
   Accounts receivable, net                                             45,556                  22,689
   Inventories                                                          64,791                  30,956
   Prepaid expenses and other current assets                             9,513                   6,640
                                                                 --------------          --------------

      Total current assets                                             119,865                  60,290

Property, plant and equipment, net                                      37,522                  17,130
Goodwill, net                                                          124,183                  65,359
Other assets, net                                                        2,373                   1,519
                                                                 --------------          --------------

                                                                   $   283,943             $   144,298
                                                                 ==============          ==============

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt                              $     10,000             $     8,625
   Accounts payable                                                     28,909                  20,433
   Accrued liabilities                                                  21,416                  16,830
                                                                 --------------          --------------

      Total current liabilities                                         60,325                  45,888
                                                                 --------------          --------------

Long-term debt                                                         146,749                  25,609
Other noncurrent liabilities, net                                          422                     422
Deferred income taxes                                                    1,981                   1,981
                                                                 --------------          --------------

                                                                       149,152                  28,012
                                                                 --------------          --------------

Commitments and contingencies (Notes 3 and 7)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,500,000 shares
    authorized; no shares issued and outstanding
   Common stock; $.01 par value,  100,000,000 shares
    authorized; 14,260,000 and 14,250,000 shares
    issued and outstanding at December 31, 1997 and
    September 30, 1997, respectively                                       143                     143
Additional paid-in capital                                              43,902                  43,726
Notes receivable from stockholders and other                             (528)                   (352)
Cumulative translation adjustment                                        (785)                       -
Retained earnings                                                       31,734                  26,881
                                                                 --------------          --------------

      Total stockholders' equity                                        74,466                  70,398
                                                                 --------------          --------------

                                                                   $   283,943             $   144,298
                                                                 ==============          ==============

The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Consolidated Statement of Income (Unaudited)
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

                                                                                    Three months    Three months
                                                                                        ended           ended
                                                                                    December 31,    December 31,
                                                                                        1997             1996
Net sales                                                                             $     84,575    $     59,166

Cost of sales                                                                               63,433          43,887
                                                                                   ----------------  --------------

Gross profit                                                                                21,142          15,279

Selling, general and administrative expenses                                                 9,459           5,755
                                                                                   ----------------  --------------

Operating profit                                                                            11,683           9,524

Other expenses:
   Interest on indebtedness                                                                  1,805           2,183
   Other finance charges                                                                       674             534
   Other, net                                                                                 (47)              55
                                                                                   ----------------  --------------

                                                                                             2,432           2,772
                                                                                   ----------------  --------------

Income before income taxes and extraordinary item                                            9,251           6,752
Provision for income taxes                                                                   3,711           2,774
                                                                                   ----------------  --------------

Income before extraordinary item                                                             5,540           3,978

Extraordinary item - loss on debt refinancing, net of
 income tax benefit of $371                                                                  (545)               -
                                                                                   ----------------  --------------

Net income                                                                           $       4,995     $     3,978
                                                                                   ================  ==============

Basic earnings per share:
   Income before extraordinary item                                                   $       0.39     $      0.35
   Extraordinary item                                                                       (0.04)            0.00
                                                                                   ----------------  --------------

   Net income                                                                         $       0.35     $      0.35
                                                                                   ================  ==============

Weighted average shares                                                                     14,255          11,250
                                                                                   ================  ==============
Diluted earnings per share:
   Income before extraordinary item                                                   $       0.39     $      0.35
   Extraordinary item                                                                       (0.04)            0.00
                                                                                   ----------------  --------------

   Net income                                                                         $       0.35     $      0.35
                                                                                   ================  ==============

Weighted average shares                                                                     14,366          11,250

                                                                                   ================  ==============

          See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                 Notes
                                                              receivable
                                              Additional         from
                                   Common       paid-in        stockholders   Translation   Retained
                                   stock        capital        and other      adjustment    earnings      Total

Balance, Septembe 30, 1997       $      143    $   43,726     $     (352)     $        0     $ 26,881    $ 70,398
Issuance of restricted stock                          176           (176)                                       -
Cumulative translation adjustment                                                  (785)                    (785)
Dividends paid                                                                                  (142)       (142)
Net income                                -             -               -              -        4,995       4,995
                                 -----------  ------------    ------------    -----------   ----------  ----------

Balance, December 31, 1997       $      143    $   43,902     $     (528)     $    (785)    $  31,734    $ 74,466
                                 ===========  ============    ============    ===========   ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                                         Three months     Three months
                                                                                            ended            ended
                                                                                         December 31,     December 31,
                                                                                             1997              1996
Cash flows from operating activities:
   Net income                                                                             $       4,995    $       3,978
   Adjustments to reconcile net income to net cash provided
    by operating activities, excluding the effect of an acquisition:
      Depreciation                                                                                  892              523
      Amortization                                                                                  710              512
      Loss on debt refinancing                                                                      916
      (Increase) decrease in notes receivable                                                        10               10
      (Increase) decrease in intangible assets                                                                     (152)
      (Increase)  decrease  in  current  assets,  excluding  the  effect  of  an acquisition:
        Accounts receivable, net                                                                (7,066)            2,878
        Inventories                                                                             (1,217)          (1,613)
        Prepaid expenses and other current assets                                                  (66)            (368)
      Increase  (decrease)  in current  liabilities,  excluding the effect of an acquisition:
        Accounts payable                                                                        (3,819)          (4,253)
        Other current liabilities                                                               (6,922)            3,799
                                                                                       -----------------  ---------------

Net cash provided by (used in) operating activities                                            (11,567)            5,314
                                                                                       -----------------  ---------------

Cash flows from investing activities
   Acquisition of net assets of Snorkel Division of Figgie International Inc.                 (107,640)
   Capital expenditures, net                                                                    (1,424)            (421)
                                                                                       -----------------  ---------------

Net cash used in investing activities                                                         (109,064)            (421)
                                                                                       -----------------  ---------------

Cash flows from financing activities:
   Proceeds from refinancing                                                                    125,000
   Net proceeds from revolver                                                                    28,640          (4,892)
   Payments on long-term debt                                                                  (31,125)
   Payment of dividends                                                                           (142)
   Financing costs                                                                              (1,742)
                                                                                       -----------------  ---------------

Net cash provided by (used in) financing activities                                             120,631          (4,892)
                                                                                       -----------------  ---------------

Net change in cash                                                                                    0                1
Cash beginning of period                                                                              5                1
                                                                                       -----------------  ---------------

Cash at end of period                                                                   $             5    $           2
                                                                                       =================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

1.      Unaudited consolidated financial statements

        The accompanying unaudited consolidated financial statements of OmniQuip International, Inc. (OmniQuip or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes to the consolidated financial statements included in the Company's Form 8-K/A filed on December 2, 1997 and incorporated by reference into the Company's Form 10-K filed on December 24, 1997.

2.      Organization

        OmniQuip owns 100% of the outstanding common stock of its subsidiaries, TRAK International, Inc. (TRAK), Lull International, Inc. (Lull), and Snorkel International, Inc. (Snorkel). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars on the following basis. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Adjustments resulting form the process of translating the consolidated amounts into U.S. dollars are accumulated in a separate translation adjustment account, included in stockholders' equity. Common stock and additional paid-in capital are translated at historical U.S. dollar equivalents in effect at the date of acquisition. Foreign currency transaction gains and losses are included in earnings currently. The foreign currency transaction gains and losses for the quarter ended December 31, 1997 were not material.

3.      Snorkel acquisition and related financing

        On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest-based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction to be accounted for under the purchase method of accounting. The cash purchase price of approximately $100,000 was financed by borrowing under a new $165,000 senior credit facility which replaced the Company's existing credit facility. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $59,000. The purchase price may be increased up to $50,000 based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price consideration is expected to result in additional goodwill for financial reporting purposes.
        Snorkel's results of operations are reflected in the accompanying financial statements from the date of acquisition.

        During November 1997, in connection with the acquisition of Snorkel, the Company entered into a new credit facility which replaced the existing Loan and Security Agreement. The new agreement provides for a $165,000 credit facility consisting of a $40,000 revolving credit facility which expires in 2004 and a $125,000 term loan. The term loan requires quarterly principal payment ranging from $2,500 to $6,250 commencing on February 28, 1998 with final maturity on November 30, 2004. Borrowings under the agreement bear interest at prime or LIBOR plus 1.00% (7.00% at December 31, 1997). Amounts outstanding under the revolving credit facility and tern loan at December 31, 1997 were $31,749 and $125,000. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in November 1997 of $545 attributable to write-off of $916 of unamortized deferred financing fees, net of a related $371 tax benefit.

        The following table sets forth the pro forma information for OmniQuip as if the Snorkel acquisition had occurred on October 1, 1996. This information is unaudited and does not purport to represent actual net sales or income before extraordinary loss had the acquisition actually occurred on October 1, 1996.


                                                 Pro forma financial information (unaudited)
                                                      For the three         For the three
                                                       months ended          months ended
                                                    December 31, 1997     December 31, 1996


        Net sales                                      $     100,767         $     93,567
        Income before extraordinary loss               $       4,670         $      5,206
        Basic earnings per common share
         before extraordinary loss                     $        0.32         $       0.46
        Basic weighted average shares                         14,366               11,250


4.      Inventories

        Inventories consist of the following:


                                                                     December 31,          September 30,
                                                                        1997                   1997
                                                                    (unaudited)
        Raw material and purchased components                         $     34,218          $     18,313
        Work-in-process                                                      8,771                 3,694
        Finished goods                                                      19,889                 6,090
        Unbilled government contract costs                                   1,913                 2,859
                                                                ---------------------   -------------------

                                                                      $     64,791          $     30,956
                                                                =====================   ===================

5.      Stock options

        The Company has three stock option plans: the Long-Term Incentive Plan, the Directors Non-Qualified Stock Option Plan and the Executive Stock Option Plan.

        A summary of the status of the Company's 1996 Long-Term Incentive Plan and Directors Non-Qualified Stock Option Plan as of December 31, 1997 and the changes during the three months then ended is presented below:


                                                                                      Weighted average
                                                                     Shares            exercise price

        Outstanding at September 30, 1997                            438,752                  13.98
        Granted                                                      185,396                  17.48
        Exercised
        Forfeited                                                          -                      -
                                                                 --------------         --------------


        Outstanding at December 31, 1997                             624,148                  15.02
                                                                 ==============

        Exercisable at December 31, 1997                                   -                      -


        At December 31, 1996, no options were granted under either plan. The exercise prices of the options granted above are equivalent to the market price of the Company's common stock on the date of grant. No performance stock awards have been granted under the Long-Term Incentive Plan as of December 31, 1997.

6.      Earnings per share

        In February 1997, the Financial Accounting Standard Board issues Statement of Financial accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which changed the method of computation of earnings per share (EPS). SFAS 128 requires the computation of Basic EPS and Diluted EPS. Basic EPS is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. Diluted EPS reflects the effects of common equivalent shares consisting of outstanding stock options. The common equivalent shares arising from the effect of outstanding stock options were computed using the treasury stock method, if dilutive. EPS for the three months ended December 31, 1996 has been restated in accordance with SFAS 128.

7.      Commitments and contingencies

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

        The Company has financing arrangements with certain third-party financing institutions to facilitate dealer purchases of equipment under floor plan and rental fleet arrangements. The aggregate outstanding loan balance on a consolidated basis under these agreements was $55,100 at December 31, 1997. Under TRAK's agreements, TRAK either provides a back-up guarantee of dealer's credit or an undertaking to repurchase equipment at a discounted price at specified times or under specified circumstances. The aggregate outstanding loan balance under the TRAK agreements was $48,900 at December 30, 1997. TRAK's actual exposure under these financing arrangements is significantly less than the normal amount outstanding. Aggregate losses under substantially all of the Company's guarantee obligations to third-party lenders with respect to its TRAK dealers in each of calendar years 1997 and 1998 are limited to the greater of $1,500 or 5% of the loan balance at the previous calendar year end (approximately $2,800 for 1998).

        Lull is also a party to a retail finance agreement with a financing company, which provides Lull distributors with financing for equipment purchases from Lull. The financing company has also agreed to provide financing for distributors' purchases of Lull-produced equipment used as rental inventory by the distributors. Such contracts are arranged on an instalment basis with a balloon payment by the distributor for the residual balance at the end of the term (typically due 48 months from date of shipment). In the event the distributor does not elect to pay or refinance the balloon payment, Lull has agreed to pay the residual amount if requested by the financing company. A secured interest in the equipment financed is maintained by the finance company. Aggregate outstanding loan balances under this agreement as of December 31, 1997 were approximately $6,200. This contingency would be reduced by proceeds from the sales of the equipment financed.

         Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of OmniQuip International, Inc. (OmniQuip or the Company) for the three months ended December 31, 1997 compared to the three months ended December 31, 1996. The discussion should be read in conjunction with the consolidated financial statements as of September 30, 1997 and the associated notes to consolidated financial statements included in the Company's 8-K/A filed on December 2, 1997 and incorporated by reference into the Company's Form-10K filed on December 24, 1997.

On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction to be accounted for under the purchase method of accounting. The cash purchase price of approximately $100,000 was financed by borrowing under a new $165,000 senior credit facility which replaced the Company's existing facility. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $59,000. The purchase price may be increased up to $50,000 based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price consideration is expected to result in additional goodwill for financial reporting purposes. Snorkel's results of operations are reflected in the accompanying financial statements from the date of acquisition.

Certain statements included herein are forward-looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including cyclical fluctuation in demand, loss of, reduced orders under, the Company's contract for the sale of ATLAS vehicles, the inability to make complementary acquisitions, or to integrate any such acquisition, and risks associated with the substantial borrowings that may be necessary to finance acquisitions.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of income:


                                                       Three months ended Dec. 31,
                                                       1997                 1996

Net sales                                                 100.0%               100.0%
Cost of sales                                              75.0%                74.2%
                                                  ---------------      ---------------

Gross profit                                               25.0%                25.8%
Selling, general and administrative
  expenses                                                 11.2%                 9.7%
                                                  ---------------      ---------------

Operating income                                           13.8%                16.1%
Interest expense                                            2.1%                 3.7%
Other finance charges                                       0.8%                 1.0%
                                                  ---------------      ---------------
Income before income taxes and
  extraordinary item                                       10.9%                11.4%
Provision for income taxes                                  4.4%                 4.7%
                                                  ---------------      ---------------
Income before income taxes                                  6.5%                 6.7%
Extraordinary item                                         -0.6%                 0.0%
                                                  ---------------      ---------------





Net income                                                  5.9%                 6.7%
                                                  ===============      ===============


Three months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Net sales for the three months ended December 31, 1997 were $84.6 million, an increase of $25.4 million over net sales of $59.2 million for the three months ended December 31, 1996. Net sales from the Snorkel division, acquired from Figgie International on November 17, 1997, accounted for $17.5 million of the $25.4 million increase, while net sales for the existing OmniQuip business increased by $7.9 million or 13.3%. Commercial sales of telescopic material handlers for the three months ended December 31, 1997 were $52.6 million, an increase of 4.8% over the 1996 period. Military sales under the U.S. Army ATLAS contract were $5.3 million for the three months ended December 31, 1997. Sales of production units under this program began early in calendar year 1997 and, thus, there was no revenue from this program in the quarter ended December 31, 1996. Sales of skid steer loaders for the three months ended December 31, 1997 were $4.7 million, an increase of 3.1% compared to the three months ended December 31, 1996. Excluding Europe, where the Company's distributor was acquired by a competitor a year ago, skid steer loader sales increased approximately 25% due primarily to increased market penetration in North America. Sales of parts and other products for the three months ended December 31, 1997 were $4.5 million, which was essentially flat with the same period in 1996.

Gross profit for the three months ended December 31, 1997 was $21.1 million, an increase of $5.9 million over gross profit of $15.3 million for the three months ended December 31, 1996. The increase in gross profit primarily reflected the increase in net sales discussed above. The gross margin decreased to 25.0% for the three months ended December 31, 1997 from 25.8% for the three months ended December 31, 1996. The decline in gross margin was due to the addition of Snorkel sales at a lower gross margin than existing OmniQuip sales. Gross margin for the existing OmniQuip business increased to 26.7% for the three months ended December 31, 1997 from 25.8% for the three months ended December 31, 1996 due to improved manufacturing efficiencies at all three Company plants, price increases that were implemented in early 1997 and economies due to higher volumes.

Selling, general and administrative (SG&A) expenses for the three months ended December 31, 1997 were $9.5 million, an increase of $3.7 million over SG&A expenses of $5.8 million for the three months ended December 31, 1996. Of the $3.7 million increase, $2.3 million resulted from the acquisition of Snorkel, including $0.2 million of goodwill amortization. SG&A expenses as a percentage of net sales increased to 11.2% for the three months ended December 31, 1997 from 9.7% for the three months ended December 31, 1996. This increase in the SG&A percentage reflected the effect of the acquisition of Snorkel, whose SG&A percentage is higher than that of OmniQuip, as well as costs related to being a public company which were not incurred prior to the Company's initial public offering on March 20, 1997.

Operating income for the three months ended December 31, 1997 was $11.7 million, an increase of $2.2 million, or 22.7%, over operating income of $9.5 million for the three months ended December 31, 1996 due to the factors discussed above. Operating margin decreased to 13.8% for the three months ended December 31, 1997 from 16.1% for the 1996 period. The decline in operating margin primarily reflected the acquisition of Snorkel as discussed above. Excluding Snorkel, operating margin declined to 16.0% for the three months ended December 31, 1997 from 16.1% for the three months ended December 31, 1996 due to the increase in SG&A expenses discussed above.

Interest expense for the three months ended December 31, 1997 was $1.8 million, a decrease of $0.4 million compared to interest expense of $2.2 million for the three months ended December 31, 1996. The decrease in interest expense was due primarily to the lower weighted average cost of debt for the three months ended December 31, 1997 compared to the three months ended December 31, 1996.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $0.7 million for the three months ended December 31, 1997 compared to $0.5 million for the three months ended December 31, 1996, reflecting a higher proportion of financed sales for the 1997 period. Other finance charges as a percentage of net sales decreased to 0.8% from 0.9%. The reduction in finance charges as a percentage of sales primarily reflected the fact that Snorkel has not historically incurred such charges.

Provision for income taxes for the three months ended December 31, 1997 was $3.7 million compared to $2.8 million for the three months ended December 31, 1996. The increase reflected the increase in income before income taxes of $2.5 million. The Company's effective tax rate was 40.3% for the three months ended December 31, 1997 compared to 41.1% for the three months ended December 31, 1996.

Income from continuing operations for the three months ended December 31, 1997 was $5.5 million, an increase of $1.5 million, or 38.9%, over income from continuing operations for the three months ended December 31, 1996 as a result of the factors described above.

In November 1997, in connection with the refinancing related to the Snorkel acquisition, the Company incurred an extraordinary $0.5 million after-tax charge for the write-off of deferred financing charges.

Net income for the three months ended December 31, 1997 was $5.0 million, an increase of $1.0 million or 25.2% over net income of $4.0 million for the three months ended December 31, 1996, as a result of the factors described above.

Basic and diluted earnings per share, before the effect of the extraordinary item discussed above, was $0.39 for the three months ended December 31, 1997. Basic and diluted earnings per share for the three months ended December 31, 1997 were $0.35, the same as basic and diluted earnings per share for the three months ended December 31, 1996 as the increase in income from continuing operations described above was offset by the extraordinary item and an increase in the weighted average shares outstanding from 11.3 million to 14.3 million, reflecting the effect of the Company's initial public offering in March 1997.

Capital Resources and Liquidity

Net cash used in operating activities of the Company was $11.6 million for the three months ended December 31, 1997. Working capital (excluding the effects of changes in cash and current portions of long-term debt) increased by $19.1 million in the period, primarily reflecting a $7.1 million increase in accounts receivable, a $6.9 million decrease in other current liabilities and a $3.8 million decrease in accounts payable. Accounts receivable increased due to timing of shipments at the end of the quarter and temporary delays in collecting certain accounts. The decrease in other current liabilities primarily reflected the issuance of volume rebates and the payment of year-end bonuses. The decrease in accounts payable primarily reflected the pay off of past due accounts at Snorkel subsequent to the acquisition on November 17, 1997. Net cash used in investing activities was $109.1 million including $1.4 million for capital expenditures and $107.6 million for acquisition of the net assets of the Snorkel Division of Figgie International, Inc. These cash requirements were financed with a new credit facility described below.

Net cash provided by operating activities of the Company was $5.3 million for the three months ended December 31, 1996. Working capital (excluding the effects of changes in cash and current portions of long-term debt) decreased by $0.4 million for the period. Cash provided by operating activities of the Company for the period was used to finance capital expenditures of $0.4 million and to repay indebtedness.

During November 1997, in connection with the acquisition of Snorkel, the Company entered into a new credit facility which replaced the existing loan and security agreement. The new agreement provides for a $165.0 million credit facility consisting of a $40.0 million revolving credit facility and a $125.0 million term loan. The term loan requires quarterly principal payments ranging from $2.5 million to $6.25 million commencing on February 28, 1998 with the final maturity on November 30, 2004. Borrowings under the agreement bear interest at prime or LIBOR plus 1.00%. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in November 1997 of $0.5 million attributable to the write-off of $0.9 million of unamortized deferred financing fees, net of related tax benefits.

Amounts outstanding under the revolving line of credit facility at December 31, 1997 were $31.7 million. In addition, the Company had $0.3 million in outstanding letters of credit under this revolving line of credit facility. At September 30, 1997 the Company had unused borrowing capacity of $8.0 million under this facility.

Based on its ability to generate funds from operations and the availability of funds under its new credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements for its existing and recently acquired operations.

Backlog

The Company's backlog as of December 31, 1997 was approximately $124.0 million of which $34.5 million relates to the ATLAS military contract. It is expected that substantially all of the commercial backlog and approximately 70% of the military backlog will be shipped before December 31, 1998.

OMNIQUIP INTERNATIONAL, INC.

PART II.  Other Information
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 10.1 - Amended and Restated Management Agreement dated as of June 9, 1997 between Figgie International Inc. and Richard
                A. Solon

                Exhibit 10.2 - Non-Competition Agreement dated as of June 9, 1997 between Figgie International Inc. and Richard A. Solon

                Exhibit 27 - Financial Data Schedule

         (b)    Reports on Form 8-K

                (i) Form 8-K dated as of December 1, 1997 (containing audited financial statements for the fiscal year ended September 30,
                1997)

                (ii) Form 8-K dated as of December 2, 1997 (reporting the acquisition, on November 17, 1997, of the assets and assumption of certain liabilities of the Snorkel Division of Figgie International Inc.)

                (iii) Form 8-K/A dated as of December 12, 1997 (amending the Form 8-K dated as of December 1, 1997)

                          OMNIQUIP INTERNATIONAL, INC.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         OMNIQUIP INTERNATIONAL, INC.



Date:  February 17, 1998               /s/ Philip G. Franklin
                                       ----------------------
                                       Philip G. Franklin
                                       Vice President - Finance, Chief Financial
                                       Officer, Treasurer and Secretary
                                       (Principal financial and accounting
                                       officer)

                                  EXHIBIT INDEX

                                                                              Page No. in Sequential
Exhibit No.   Description                                                       Numbering System
-----------   -----------                                                       ----------------

   10.1       Amended and Restated Management Agreement dated as of June
              9, 1997 between Figgie International Inc. and Richard A.
              Solon

   10.2       Non-Competition Agreement dated as of June 9, 1997 between
              Figgie International Inc. and Richard A. Solon

   27         Financial Data Schedule

