Form 10-Q
period 1998-03-31
OMNIQUIP INTERNATIONAL INC
filed 1998-05-15
CIK 1023973

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998
Commission File Number: 0-21461



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes _X_ No___

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of May 15, 1998 was 14,260,000.

OMNIQUIP INTERNATIONAL, INC.
Index
--------------------------------------------------------------------------------

                                                                            Page
                                                                          Number
                                                                          ------
Part I   Financial Information

         Item 1.      Financial Statements (Unaudited, except as noted)

                      Consolidated Balance Sheet at March 31, 1998
                        and September 30, 1997 (Audited)                       3

                      Consolidated Statement of Income for the
                        three months and six months ended March 31, 1998
                        and March 31, 1997                                     4

                      Consolidated Statement of Changes in
                        Stockholders' Equity for the six months
                        ended March 31, 1998                                   5

                      Consolidated Statement of Cash Flows for the
                        six months ended March 31, 1998 and
                        March 31, 1997                                         6

                      Notes to Consolidated Financial Statements            7-10

         Item 2.      Management's Discussion and Analysis of Results of
                        Operations and Financial Condition                 11-18

Part II  Other Information

         Item 4.      Submission of Matters to a Vote of Security Holders     19

         Item 6.      Exhibits and Reports on Form 8-K                     19-20

Signature                                                                     21

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)
                                              March 31, 1998  September 30, 1997
Assets                                          (Unaudited)

Current Assets:
  Cash and cash equivalents                             $862             $5
  Accounts receivable, net                            61,743         22,689
  Inventories                                         66,254         30,956
  Prepaid expenses and other current assets            9,532          6,640
                                                 ------------   ------------
             Total current assets                    138,391         60,290
Property, plant and equipment, net                    37,774         17,130
Goodwill, net                                        123,505         65,359
Other assets, net                                      2,274          1,519
                                                 ------------   ------------
                                                    $301,944       $144,298
                                                 ============   ============
Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                  $11,250         $8,625
  Accounts payable                                    44,918         20,433
  Accrued liabilities                                 21,046         16,830
                                                 ------------   ------------
             Total current                            77,214         45,888
             liabilities                         ------------   ------------

Long-term debt                                       141,057         25,609
Other noncurrent liabilities, net                        422            422
Deferred income taxes                                  1,981          1,981
                                                 ------------   ------------
                                                     143,460         28,012
                                                 ------------   ------------
Commitments and contingencies (Notes 3 and 7)

Stockholders' equity:
  Preferred stock, $.01 par value, 1,500,000 shares
    authorized; no shares issued and outstanding
 Common stock, $.01 par value,  100,000,000  shares
    authorized;  14,260,000 and 14,250,000 shares
    issued and
    outstanding at March 31, 1998 and
    September 30, 1997, respectively                     143           143
 Additional paid-in capital                           43,902        43,726
 Notes receivable from stockholders and other          (528)         (352)
 Cumulative translation adjustment                     (737)             0
 Retained earnings                                    38,490        26,881
                                                  -----------    ----------
             Total stockholders' equity               81,270        70,398
                                                  -----------    ----------
                                                    $301,944      $144,298
                                                  ===========    ==========

          See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Statement of Income
(Unaudited)
(Amounts in Thousands Except Per Share Data)


                                               Three months ended March 31,  Six months ended March 31,
                                                  1998           1997          1998             1997

Net sales                                      $ 119,378       $  63,452     $ 203,953       $ 122,618

Cost of sales
                                                  91,885          46,345       155,318          90,232
                                               -------------------------------------------------------

Gross profit                                      27,493          17,107        48,635          32,386

Selling, general and administrative expenses      12,362           6,719        21,821          12,474
                                               -------------------------------------------------------

Operating profit                                  15,131          10,388        26,814           19,912

Other expenses:
  Interest on indebtedness
                                                  2,857           1,883          4,662            4,182
  Other finance charges
                                                    628             467          1,302            1,001
  Other, net
                                                     52            (25)              5             (86)
                                               --------------------------------------------------------

                                                  3,537           2,325          5,969            5,097
                                               --------------------------------------------------------

Income before income taxes and
  extraordinary items
                                                 11,594           8,063         20,845           14,815
Provision for income taxes
                                                  4,695           3,266          8,406            6,040
                                               --------------------------------------------------------
Income before extraordinary items
                                                  6,899           4,797         12,439            8,775

Extraordinary items, net of tax
                                                      -           (782)           (545)            (782)
                                               ---------------------------------------------------------
Net income                                     $  6,899        $  4,015       $  11,894       $    7,993
                                               =========================================================

Basic earnings per share:
  Income before extraordinary items            $   0.48        $   0.41       $    0.87       $     0.77
  Extraordinary items
                                                      -          (0.06)          (0.04)           (0.07)
                                               ---------------------------------------------------------
  Net income                                   $   0.48        $   0.35       $    0.83       $     0.70
                                               =========================================================

Weighted average shares                        $ 14,260        $ 11,617       $  14,257       $   11,431
                                               =========================================================

Diluted earnings per share:
  Income before extraordinary items            $   0.48        $   0.41       $    0.86       $     0.77
  Extraordinary items
                                                      -          (0.06)          (0.04)           (0.07)
                                               ---------------------------------------------------------
  Net income                                   $   0.48        $   0.35       $    0.82       $     0.70
                                               =========================================================

Weighted average shares                          14,478          11,617          14,423           11,432
                                               =========================================================

          See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands)

                                                                            Notes
                                                                         receivable
                                                         Additional         from
                                            Common         paid-in       stockholders      Translation      Retained
                                             stock         capital        and other         adjustment      earnings       Total
                                             -----         -------        ---------         ----------      --------       -----

Balance, September 30, 1997                   $143         $43,726            ($352)               $0        $26,881       $70,398
Issuance of restricted stock                                   176             (176)                                             0
Cumulative translation adjustment                                                                (737)                       (737)
Dividends paid                                                                                                 (285)         (285)
Net income                                                                                                    11,894        11,894
                                          ----------- ------------ ----------------- ----------------- ------------- -------------

Balance, March 31, 1998                        $143       $43,902             ($528)            ($737)       $38,490       $81,270
                                          =========== ============ ================= ================= ============= =============

          See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.
Note 1. Financial Statements
Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in Thousands)

                                                                                   Six months ended
                                                                                       March 31,
                                                                                      1998        1997
Cash flows from operating activities:                                                 ----        ----
  Net income                                                                        $11,894      $7,993
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                                      2,187       1,048
    Amortization                                                                      1,533         991
    Loss on debt refinancing                                                            916       1,303
    Other                                                                                20        (22)
    (Increase)   decrease  in  current  assets,   excluding  the  effect  of  an
      acquisition:
      Accounts receivable, net                                                     (23,253)     (3,341)
      Inventories                                                                   (2,680)     (2,694)
      Prepaid expenses and other current assets                                        (85)        (46)
    Increase  (decrease)  in  current  liabilities,  excluding  the effect of an acquisition:
      Accounts payable                                                               12,190         239
      Other current liabilities                                                     (6,118)     (2,764)
                                                                                ------------------------

Net cash provided by (used in) operating activities                                 (3,396)       2,707
                                                                                ------------------------

Cash flows from investing activities:
   Acquisition of net assets of Snorkel Division of Figgie International Inc.     (107,706)          --
   Capital expenditures, net                                                        (3,350)       (589)
   Payments to former TRAK shareholders for ATLAS program                                --       (838)
   Other                                                                                 --         356
                                                                                ------------------------

Net cash used in investing activities                                             (111,056)     (1,071)
                                                                                ------------------------

Cash flows from financing activities:
   Proceeds from initial public offering                                                 --      37,557
   Proceeds from refinancing                                                        125,000          --
   Net proceeds from revolver                                                        26,698       (831)
   Payments on long-term debt                                                      (33,625)    (37,400)
   Payment of dividends                                                               (285)          --
   Financing costs                                                                  (1,742)     (1,010)
                                                                                ------------------------

Net cash provided by (used in) financing activities                                 116,046     (1,684)
                                                                                ------------------------

Effect of exchange rate changes on cash                                               (737)          --
                                                                                ------------------------

Net change in cash                                                                      857        (48)
Cash beginning of period                                                                  5          53
                                                                                ------------------------

Cash at end of period                                                                  $862          $5
                                                                                ========================

          See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Amounts in Thousands Except Per Share Data)
(Unaudited)

1.        Unaudited consolidated financial statements

          The accompanying unaudited consolidated financial statements of OmniQuip International, Inc. (OmniQuip or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes to the consolidated financial statements included in the Company's Form 8-K/A filed on December 12, 1997 and incorporated by reference into the Company's Form 10-K filed on December 24, 1997.

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

          The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars on the following basis: Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Adjustments resulting from the process of translating the consolidated amounts into U.S. dollars are accumulated in a separate translation adjustment account, included in stockholders' equity. Common stock and additional paid-in capital are translated at the historical U.S. dollar equivalent in effect at the date of acquisition. Foreign currency transaction gains and losses are included in earnings currently. The foreign currency transaction gains and losses for the six months ended March 31, 1998 were not material.

3.        Snorkel acquisition and related financing

          On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest-based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction accounted for

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Amounts in Thousands Except Per Share Data)
(Unaudited)


          under the purchase method of accounting. The cash purchase price of approximately $100,000 was financed by borrowing under a new $165,000 senior credit facility which replaced the Company's existing facility. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $59,000. The purchase price may be increased up to $50,000 based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price consideration is expected to result in
          additional  goodwill  for  financial  reporting  purposes.   Snorkel's
          results of operations are reflected in the accompanying financial statements from the date of acquisition.

          During November 1997, in connection with the acquisition of Snorkel, the Company entered into a new credit facility which replaced the existing loan and security agreement. The new agreement provides for a $165,000 credit facility consisting of a $40,000 revolving credit facility which expires in 2004 and a $125,000 term loan. The term loan requires quarterly principal payments ranging from $2,500 to $6,250 commencing on February 28, 1998 with the final maturity on November 30, 2004. Borrowings under the agreement bear interest at prime or LIBOR plus 1.00% (6.2% to 8.5% at March 31, 1998). Amounts outstanding under the revolving credit facility and term loan at March 31, 1998 were $29,807 and $122,500, respectively. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in November 1997 of $545 attributable to the write-off of $916 of unamortized deferred financing fees, net of a related $371 tax benefit.

          The following tables sets forth certain pro forma information for OmniQuip as if the Snorkel acquisition had occurred on October 1, 1996. This information is unaudited and does not purport to represent actual net sales or income before extraordinary loss had the acquisition actually occurred on October 1, 1996.

                                                     Pro forma financial information (unaudited)
                                                     For the six months        For the six months
                                                    ended March 31, 1998      ended March 31, 1997

          Net sales                                             $219,845                  $202,033
          Income before extraordinary loss                       $11,569                   $12,064
          Basic earnings per common share
           Before extraordinary loss                               $0.81                     $1.06
          Basic weighted average shares                           14,257                    11,431
          Diluted earnings per common share
           Before extraordinary loss                               $0.81                     $1.06
          Diluted weighted average shares                         14,423                    11,432


OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Amounts in Thousands Except Per Share Data)
(Unaudited)

4.       Inventories

         Inventories consist of the following:

                                                            March 31, 1998        September 30,
                                                              (unaudited)             1997
                                                            --------------     ------------------

           Raw material and purchased components                   $23,562                $18,313
           Work in process                                           9,508                  3,694
           Finished goods                                           31,656                  6,090
           Unbilled government contract costs                        1,528                  2,859
                                                                     -----                  -----
                                                                   $66,254                $30,956
                                                                   =======                =======

5.       Stock Options

         The Company has two stock option plans: the Long-Term Incentive Plan and the Directors Non-Qualified Stock Option Plan.

         A summary of the status of the Company's Long-Term Incentive Plan and Directors Non-Qualified Stock Option Plan as of March 31, 1998 and the changes during the six months then ended is presented below:

                                                                           March 31, 1998
                                                                                   Weighted average
                                                                      Shares        exercise price
                                                                     -------       ----------------

          Outstanding at beginning of period                         438,752           $ 13.98
          Granted                                                    194,750           $ 18.80
          Exercised                                                       --           $    --
          Forfeited                                                 (27,252)           $ 14.88
                                                                    --------
          Outstanding at end of period                               606,250           $ 15.44
                                                                    ========           =======
          Exercisable at end of period                                    --           $    --
                                                                    ========           =======

6.        Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which changed the method of computation of earnings per share (EPS). SFAS 128 requires the computation of Basic EPS and Diluted EPS. Basic EPS is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. Diluted EPS reflects the effects of common equivalent shares consisting of outstanding stock options. The common equivalent shares arising from the effect of outstanding

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Amounts in Thousands Except Per Share Data)
(Unaudited)


          stock options were computed using the treasury stock method, if dilutive. EPS for the three and six months ended March 31, 1997 has been restated in accordance with SFAS 128.

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

         The Company has financing arrangements with certain third-party financing institutions to facilitate dealer purchases of equipment under floor plan and rental fleet arrangements. The aggregate outstanding loan balance on a consolidated basis under these agreements was $58,500 at March 31, 1998. Under the Company's agreements, the Company either provides a back-up guarantee of a dealer's credit or an undertaking to repurchase equipment at a discounted price at specified times or under specified circumstances. The Company's actual exposure under these financing arrangements is significantly less than the nominal amount outstanding. Aggregate losses under substantially all of the Company's guarantee obligations to third party lenders with respect to the Company's dealers in each of calendar years 1997 and 1998 are limited to the greater of $1,500 or 5% of the loan balance at the previous calendar year end (approximately $2,800 for 1998).

8.       Secondary Public Offering

         On March 11, 1998, a secondary public offering of the common stock of the Company became effective, in which Harbour Group Investments III, L.P. and an affiliate sold an aggregate of 3,600,000 shares of common stock at an offering price of $25.50 per share, less underwriting discounts and commissions. No proceeds from the secondary public offering were received by the Company.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of OmniQuip International, Inc. (OmniQuip or the Company) for the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997. The discussion should be read in conjunction with the consolidated financial statements as of September 30, 1997 and the associated notes to the consolidated financial statements included in the Company's Form 8-K/A filed on December 12, 1997 and incorporated by reference into the Company's Form 10-K filed on December 24, 1997.

On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest-based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction accounted for under the purchase method of accounting. The cash purchase price of approximately $100 million was financed by borrowing under a new $165 million senior credit facility which replaced the Company's existing facility. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $59 million. The purchase price may be increased up to $50 million based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price consideration is expected to result in additional goodwill for financial reporting purposes. Snorkel's results of operations are reflected in the accompanying financial statements from the date of acquisition.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of income:

                                                Three months ended         Six months ended
                                                    March 31,                  March 31,
                                                1998         1997          1998         1997

Net sales                                      100.0%        100.0%       100.0%       100.0%
Cost of sales                                   77.0%         73.0%        76.2%        73.6%
                                                -----         -----        -----        -----
Gross profit                                    23.0%         27.0%        23.8%        26.4%
Selling, general and administrative
  expenses                                      10.4%         10.6%        10.7%        10.2%
                                                -----         -----        -----        -----
Operating income                                12.6%         16.4%        13.1%        16.2%
Interest expense                                 2.4%          3.0%         2.3%         3.4%
Other finance charges                            0.5%          0.7%         0.6%         0.8%
                                                 ----          ----         ----         ----
Income before income taxes and
  extraordinary items                            9.7%         12.7%        10.2%        12.0%
Provision for income taxes                       3.9%          5.2%         4.1%         4.9%
                                                 ----          ----         ----         ----
Income before extraordinary items                5.8%          7.5%         6.1%         7.1%
Extraordinary items                               --           1.2%         0.3%         0.6%
                                                 ----          ----         ----         ----
Net income                                       5.8%          6.3%         5.8%         6.5%
                                                 ====          ====         ====         ====


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net sales for the three months ended March 31, 1998 were $119.4 million, an increase of $55.9 million over net sales of $63.5 million for the three months ended March 31, 1997. Net sales by product line were as follows:

                                                                      ($ in millions)
                                                                     Three months ended
                                                                         March 31,
                                                                                           increase
                                                          1998              1997          (decrease)
                                                          ----              ----          ----------

Commercial Telescopic Material Handlers            $      62.1       $      53.3        $     8.8
Military Telescopic Material Handlers                      5.5               1.0              4.5
Compact Products                                           5.1               5.4             (0.3)
Aerial Work Platforms                                     38.5                --             38.5
Parts and Other Products                                   8.2               3.8              4.4
                                                  -------------   --------------    -------------
                                                   $     119.4       $      63.5         $   55.9
                                                  =============   ==============    =============

Commercial sales of telescopic material handlers for the three months ended March 31, 1998 were $62.1 million, an increase of 16.6% over the 1997 period, reflecting continued strong market growth for these products. Military sales were $5.5 million for the three months ended March 31, 1998 compared to $1.0 million for the prior comparable period as a result of increased production under the U.S. Army ATLAS contract. Sales of compact products (which include skid steer loaders, mini-excavators and other small equipment) declined by 3.8% for the quarter due primarily to various weather-related issues. During the quarter ended March 31, 1998, the Company entered into an agreement with an Italian manufacturer of mini-excavators to distribute the Company's skid steer loaders in Europe and to sell the mini-excavators through the Company's distribution network. The acquisition of Snorkel accounted for all of the $38.5 million increase in sales of aerial work platforms and $3.8 million of the increase in sales of parts and other products for the three months ended March 31, 1998. Parts and other products, excluding Snorkel, increased by $0.6 million, or 15.1%, for the quarter primarily reflecting the increased population of equipment in the field.

Gross profit for the three months ended March 31, 1998 was $27.5 million, an increase of $10.4 million over gross profit of $17.1 million for the three months ended March 31, 1997. The increase in gross profit reflected the increase in net sales discussed above. Gross margin decreased to 23.0% for the three months ended March 31, 1998 from 27.0% for the three months ended March 31, 1997. The decline in gross margin was due to the addition of Snorkel sales at a significantly lower gross margin than existing OmniQuip sales, and, to a lesser extent, higher manufacturing costs at TRAK reflecting start-up costs related to the new Millennia series telescopic material handler and costs related to the relocation of skid steer loader assembly and certain other production operations to new leased facilities.

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 1998 were $12.4 million, an increase of $5.7 million over SG&A expenses of $6.7 million for the three months ended March 31, 1997. The increase reflects the acquisition of Snorkel and, to a lesser extent, costs related to being a public company which were not incurred prior to the Company's initial public offering on March 20, 1997. SG&A expenses as a percentage of net sales decreased to 10.4% for the three months ended March 31, 1998 from 10.6% for the three months ended March 31, 1997 due to the effect of higher sales.

Operating income for the three months ended March 31, 1998 was $15.1 million, an increase of $4.7 million, or 45.7%, over operating income of $10.4 million for the three months ended March 31, 1997 due to the factors discussed above.
Operating margin decreased to 12.6% for the three months ended March 31, 1998 from 16.4% for the 1997 period. The decline in operating margin reflected the factors discussed above.

Interest expense for the three months ended March 31, 1998 was $2.9 million, an increase of $1.0 million compared to interest expense of $1.9 million for the three months ended

March 31, 1997. The increase in interest expense was due to additional debt incurred as a result of the Snorkel acquisition partially offset by a lower average interest rate.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $0.6 million for the three months ended March 31, 1998 compared to $0.5 million for the three months ended March 31, 1997, resulting from the higher sales leve1 for the 1998 period. Other finance charges as a percentage of net sales decreased to 0.5% from 0.7%. The reduction in finance charges as a percentage of sales primarily reflected the fact that Snorkel has not historically incurred such charges.

Provision for income taxes for the three months ended March 31, 1998 was $4.7 million compared to $3.3 million for the three months ended March 31, 1997. The increase reflected the increase in income before income taxes of $3.5 million. The Company's effective tax rate was 40.5% for both periods.

Income from continuing operations for the three months ended March 31, 1998 was $6.9 million, an increase of $2.1 million, or 43.8%, over income from continuing operations for the three months ended March 31, 1997 as a result of the factors described above.

In March 1997, in connection with the initial public offering and the application of the proceeds therefrom to repay indebtedness, the Company incurred an extraordinary charge of $0.8 million, net of $0.5 million of income tax benefits, or $.06 per share, related to prepayment penalties and write-off of deferred financing charges.

Net income for the three months ended March 31, 1998 was $6.9 million, an increase of $2.9 million, or 71.8%, over net income of $4.0 million for the three months ended March 31, 1997, as a result of the factors described above.

Basic and diluted earnings per share were $0.48 for the three months ended March 31, 1998. Basic and diluted earnings per share for the three months ended March 31, 1997, before the effect of the extraordinary item discussed above, were $0.41.

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

Net sales for the six months ended March 31, 1998 were $204.0 million, an increase of $81.4 million over net sales of $122.6 million for the six months ended March 31, 1997.
Net sales by product line were as follows:

                                                                      ($ in millions)
                                                                      Six months ended
                                                                         March 31,
                                                                                           increase
                                                          1998              1997          (decrease)
                                                          ----              ----          ----------

Commercial Telescopic Material Handlers              $   114.8         $   103.5         $    11.3
Military Telescopic Material Handlers                     10.8               1.0               9.8
Compact Products                                          10.4              10.0               0.4
Aerial Work Platforms                                     54.6                --              54.6
Parts and Other Products                                  13.4               8.1               5.3
                                                   -----------        ----------        ----------
                                                    $    204.0         $   122.6         $    81.4
                                                   ===========        ==========        ==========

Commercial sales of telescopic material handlers for the six months ended March 31, 1998 were $114.8 million, an increase of 10.9% over the 1997 period reflecting continued strong market growth for these products. Military sales were $10.8 million for the six months ended March 31, 1998 compared to $1.0 million for the prior comparable period as a result of increased production under the U.S. Army ATLAS contract. Sales of compact products for the six months ended March 31, 1998 were $10.4 million, an increase of 3.7% compared to the six months ended March 31, 1997, reflecting modest growth in skid steer loader sales. The acquisition of Snorkel accounted for all of the $54.6 million increase in sales of aerial work platforms and $5.2 million of the increase in sales of parts and other products.

Gross profit for the six months ended March 31, 1998 was $48.6 million, an increase of $16.2 million over gross profit of $32.4 million for the six months ended March 31, 1997. The increase in gross profit reflected the increase in net sales discussed above. The gross margin decreased to 23.8% for the six months ended March 31, 1998 from 26.4% for the six months ended March 31, 1997. The decline in gross margin was due to the addition of Snorkel sales at a significantly lower gross margin than existing OmniQuip sales, and, to a lesser extent, higher manufacturing costs at TRAK reflecting start-up costs related to the new Millennia series telescopic material handler and costs related to the relocation of skid steer loader assembly and certain other production operations to new leased facilities.

SG&A expenses for the six months ended March 31, 1998 were $21.8 million, an increase of $9.3 million over SG&A expenses of $12.5 million for the six months ended

March 31, 1997. The increase reflects the acquisition of Snorkel and, to a lesser extent, costs related to being a public company which were not incurred prior to the Company's initial public offering on March 20, 1997. SG&A expenses as a percentage of net sales increased to 10.7% for the six months ended March 31, 1998 from 10.2% for the six months ended March 31, 1997. This increase in the SG&A percentage primarily reflected the effects of the Snorkel acquisition, including additional goodwill amortization, as well as costs related to being a public company which were not incurred prior to the Company's initial public offering on March 20, 1997.

Operating income for the six months ended March 31, 1998 was $26.8 million, an increase of $6.9 million, or 34.7%, over operating income of $19.9 million for the six months ended March 31, 1997 due to the factors discussed above. Operating margin decreased to 13.1% for the six months ended March 31, 1998 from 16.2% for the 1997 period. The decline in operating margin reflected the factors discussed above.

Interest expense for the six months ended March 31, 1998 was $4.7 million, an increase of $0.5 million compared to interest expense of $4.2 million for the six months ended March 31, 1997. The increase in interest expense was due to additional debt incurred as a result of the Snorkel acquisition partially offset by a lower average interest rate.

Other finance charges were $1.3 million for the six months ended March 31, 1998 compared to $1.0 million for the six months ended March 31, 1997, resulting from the higher sales leve1 for the 1998 period. Other finance charges as a percentage of net sales decreased to 0.6% from 0.8% reflecting the fact that Snorkel has not historically incurred such charges.

Provision for income taxes for the six months ended March 31, 1998 was $8.4 million compared to $6.0 million for the six months ended March 31, 1997. The increase reflected the increase in income before income taxes of $6.0 million. The Company's effective tax rate was 40.3% for the six months ended March 31, 1998 compared to 40.8% for the six months ended March 31, 1997.

Income from continuing operations for the six months ended March 31, 1998 was $12.4 million, an increase of $3.7 million, or 41.8%, over income from continuing operations for the six months ended March 31, 1997 as a result of the factors described above.

In November 1997, in connection with the refinancing related to the Snorkel acquisition, the Company incurred an extraordinary charge of $0.5 million, net of $0.4 million of income tax benefits, for the write-off of deferred financing charges. In March 1997, in connection with the initial public offering and the application of the proceeds therefrom to repay indebtedness, the Company incurred an extraordinary charge of $0.8 million, net of $0.5 million of income tax benefits, related to prepayment penalties and write-off of deferred financing charges.

Net income for the six months ended March 31, 1998 was $11.9 million, an increase of $3.9 million, or 48.8%, over net income of $8.0 million for the six months ended March 31, 1997, as a result of the factors described above.

Basic and diluted earnings per share, before the effect of the extraordinary item discussed above, were $0.87 and $0.86, respectively, for the six months ended March 31, 1998. Basic and diluted earnings per share, before the effect of the extraordinary item discussed above, were $0.77 for the six months ended March 31, 1997.

Capital Resources and Liquidity

Net cash used in operating activities of the Company was $3.4 million for the six months ended March 31, 1998. Working capital (excluding the effects of the Snorkel acquisition and changes in cash and current portions of long-term debt) increased by $19.9 million in the period, primarily reflecting a $23.3 million increase in accounts receivable, a $6.1 million decrease in other current liabilities offset by a $12.2 million increase in accounts payable. Accounts receivable increased primarily due to timing of shipments at the end of the quarter. The decrease in other current liabilities primarily reflected the issuance of volume rebates and the payment of year-end bonuses. The increase in accounts payable primarily reflected increased inventory purchases due to increases in production schedules. Net cash used in investing activities was $111.1 million, including $3.4 million for capital expenditures and $107.7 million for acquisition of the net assets of Snorkel. These cash requirements were financed with a new credit facility described below.

Net cash provided by operating activities of the Company was $2.7 million for the six months ended March 31, 1997. Working capital (excluding the effects of changes in cash and current portions of long-term debt) increased by $8.6 million for the period reflecting increases in accounts receivable and inventories to support higher sales levels and reduced accrued liabilities resulting primarily from volume rebates applied to customer accounts during the second fiscal quarter. Cash provided by operating activities of the Company for the period was used to finance capital expenditures of $0.6 million, payments to former TRAK shareholders of $0.8 million tied to receipt of orders under a contract with the U.S. Army and repayment of existing indebtedness.

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

On March 11, 1998, a secondary public offering of the common stock of the Company became effective, in which Harbour Group Investments III, L.P. and an affiliate sold an aggregate of 3.6 million shares of common stock at an offering price of $25.50 per share, less underwriting discounts and commissions. No proceeds from the secondary public offering were received by the Company.

Amounts outstanding under the revolving line of credit facility at March 31, 1998 were $29.8 million. In addition, the Company had $0.4 million in outstanding letters of credit under this revolving line of credit facility. At March 31, 1998 the Company had unused borrowing capacity of $9.8 million under this facility.

Based on its ability to generate funds from operations and the availability of funds under its new credit facilities, the Company believes that it will have sufficient funds available to meet its currently anticipated operating and capital expenditure requirements for its existing and recently acquired operations.

Backlog

The Company's backlog as of March 31, 1998 was approximately $201.7 million, of which $28.8 million relates to the ATLAS military contract. It is expected that substantially all of the commercial backlog and approximately 80% of the military backlog will be shipped before March 31, 1999.

Year 2000

The Company utilizes computer information systems to internally record and track information, as well as to interact with certain customers, suppliers, financial institutions and other organizations. Management has preliminarily assessed risks and costs related to addressing Year 2000 issues as they pertain to the Company and its information systems. Based upon this assessment, the Company does not believe that the modification of the Company's systems to address such matters will have a material impact on the Company's financial position or results of operations. However, there are numerous uncertainties relating to addressing Year 2000 issues. These include actual implementation of measures to address Year 2000 issues, the impact of outside parties appropriately addressing their Year 2000 issues, and other factors, some of which may be beyond the Company's control, and all of which may cause results to be different than currently anticipated by the Company.

OMNIQUIP INTERNATIONAL, INC.

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 10, 1998, OmniQuip International, Inc. held its first annual meeting of stockholders since its initial public offering on March 20, 1997. At the meeting, the following persons were elected to serve on the Board of Directors until the Annual Meeting of Stockholders in 2001:


                                                         For                    Withheld Authority
                                                        -----                   ------------------

           Peter S. Finley                           12,229,288                       221,422
           Jeffrey L. Fox                            12,227,888                       222,822
           Jerry E. Ritter                           12,229,388                       221,322

         Also at the meeting, the selection of Price Waterhouse LLP as independent auditors of the Company was ratified by the following votes:

                      For                              12,438,936
                      Against                               5,696
                      Abstain                               6,078


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 10.1 - Underwriting Agreement, dated March 11, 1998, by and among OmniQuip International, Inc., P. Enoch Stiff, Harbour Group Investments III, L.P., Uniquip-HGI Associates, L.P. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Schroder & Co. Inc. and Robert W. Baird & Co. Incorporated, as representatives of the several U.S. underwriters, and Morgan Stanley & Co. International Limited, Credit Suisse First Boston (Europe) Limited, J. Henry Schroder & Co. Limited and Robert W. Baird & Co. Incorporated, as representatives of the several international underwriters

                  Exhibit 10.2 - Indemnification Agreement, dated March 11, 1998, by and among OmniQuip International, Inc., Harbour Group Investments III, L.P., Uniquip-HGI Associates, L.P. and P. Enoch Stiff

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K/A dated January 27, 1998 (amending the Form 8-K dated December 2, 1997)

                          OMNIQUIP INTERNATIONAL, INC.


                                    Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMNIQUIP INTERNATIONAL, INC.



Date:  May 15, 1998                 /s/  Philip G. Franklin
                                    -----------------------
                                    Philip G. Franklin
                                    Vice President - Finance, Chief Financial
                                    Officer, Treasurer and Secretary
                                    (Principal financial and accounting
                                    officer)

                                  EXHIBIT INDEX


                                                                       Page No. in Sequential
Exhibit No.  Description                                               Numbering System
-----------  -----------                                               ----------------------

10.1 Underwriting Agreement, dated March 11, 1998, by and among OmniQuip International, Inc., P. Enoch Stiff,
             Harbour Group Investments III, L.P., Uniquip-HGI
             Associates, L.P. and Morgan Stanley & Co. Incorporated,
             Credit Suisse First Boston Corporation, Schroder & Co.
             Inc. and Robert W. Baird & Co. Incorporated, as representatives of the several U.S. underwriters, and Morgan Stanley & Co. International Limited, Credit
             Suisse First Boston (Europe) Limited, J. Henry Schroder
             & Co. Limited and Robert W. Baird & Co. Incorporated, as representatives of the several international underwriters

10.2 Indemnification Agreement, dated March 11, 1998, by and among OmniQuip International, Inc., Harbour Group
             Investments III, L.P., Uniquip-HGI Associates, L.P. and
             P. Enoch Stiff

27           Financial Data Schedule