Form 10-Q
period 1998-06-30
OMNIQUIP INTERNATIONAL INC
filed 1998-08-10
CIK 1023973

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1998
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
                                  Yes   X   No
                                       ---     ---

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of August 6, 1998 was 14,260,000.

OMNIQUIP INTERNATIONAL, INC.
Index
--------------------------------------------------------------------------------

                                                                          Page
                                                                          Number
                                                                          ------
Part I     Financial Information

           Item 1.    Financial Statements (Unaudited, except as noted)

                      Consolidated Balance Sheet at June 30, 1998
                       and September 30, 1997 (Audited)                        3

                      Consolidated Statement of Income for the
                       three months and nine months ended June 30, 1998
                       and June 30, 1997                                       4

                      Consolidated Statement of Changes in
                       Stockholders' Equity for the nine months
                       ended June 30, 1998                                     5

                      Consolidated Statement of Cash Flows for the
                       nine months ended June 30, 1998 and
                       June 30, 1997                                           6

                      Notes to Consolidated Financial Statements            7-10

           Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                  11-18

Part II    Other Information

           Item 6.      Exhibits and Reports on Form 8-K                      19

Signature                                                                     20

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Balance Sheet
(Amounts in Thousands Except Share and Per Share Data)


                                                                 June 30, 1998       September 30, 1997
Assets                                                            (Unaudited)
                                                                  -----------        ------------------

Current Assets:
 Cash and cash equivalents                                      $       2,927          $          5
 Accounts receivable, net                                              55,557                22,689
 Inventories                                                           75,443                30,956
 Prepaid expenses and other current assets                             10,155                 6,640
                                                          -------------------   -------------------
          Total current assets                                        144,082                60,290
 Property, plant and equipment, net                                    39,176                17,130
 Goodwill, net                                                        121,007                65,359
 Other assets, net                                                      2,194                 1,519
                                                          -------------------   -------------------
                                                                $     306,459          $    144,298
                                                          ===================   ===================

Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of long-term debt                              $     12,500           $      8,625
 Accounts payable                                                     48,336                 20,433
 Accrued liabilities                                                  23,796                 16,830
                                                         -------------------    -------------------
            Total current liabilities                                 84,632                 45,888
                                                         -------------------    -------------------

 Long-term debt                                                      131,651                 25,609
 Other noncurrent liabilities, net                                       422                    422
 Deferred income taxes                                                 1,981                  1,981
                                                         -------------------    -------------------
                                                                     134,054                 28,012
                                                         -------------------    -------------------

Commitments and contingencies (Notes 3 and 7)


Stockholders' equity:
 Preferred stock, $.01 par value, 1,500,000 shares
  authorized; no shares issued and outstanding
 Common stock, $.01 par value, 100,000,000 shares
  authorized; 14,260,000 and 14,250,000 shares
  issued and outstanding at June 30, 1998 and
  September 30, 1997, respectively                                     143                     143
 Additional paid-in capital                                         43,902                  43,726
 Notes receivable from stockholders and other                         (528)                   (352)
 Cumulative translation adjustment                                  (1,030)                      0
 Retained earnings                                                  45,286                  26,881
                                                        -------------------     -------------------
           Total stockholders' equity                               87,773                  70,398
                                                        -------------------     -------------------
                                                                $  306,459                $144,298
                                                        ===================     ===================

          See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Statement of Income
(Unaudited)
(Amounts in Thousands Except Per Share Data)



                                                Three months ended June 30,      Nine months ended June 30,
                                                    1998           1997             1998             1997
                                                    ----           ----             ----             ----
Net sales                                     $  119,674      $   74,708        $ 323,607      $   197,326

Cost of                                           92,158          54,295          247,476          144,527
                                             -------------------------------------------------------------
Gross profit                                      27,496          20,413           76,131           52,799

Selling, general and administrative expenses      12,487           7,675           34,308           20,149

                                             -------------------------------------------------------------

Operating profit                                  15,009          12,738           41,823           32,650

Other expenses:
  Interest on indebtedness                         2,873           1,085            7,535            5,267
  Other finance charges                              613             598            1,915            1,599
  Other, net                                        (139)            (45)            (134)            (131)
                                             -------------------------------------------------------------
                                                   3,347           1,638            9,316            6,735
                                             -------------------------------------------------------------
Income before income taxes and
 extraordinary items                              11,662          11,100           32,507           25,915
Provision for income taxes                         4,723           4,457           13,129           10,497
                                             -------------------------------------------------------------
Income before extraordinary items                  6,939           6,643           19,378           15,418

Extraordinary items, net of tax                        -               -            (545)            (782)
                                             -------------------------------------------------------------
Net income                                      $  6,939         $ 6,643         $ 18,833         $ 14,636
                                             =============================================================

Basic earnings per share:
  Income before extraordinary items             $   0.49         $  0.47         $   1.36         $   1.24
Extraordinary items                                    -               -           (0.04)           (0.06)
                                             -------------------------------------------------------------
Net income                                      $   0.49         $  0.47         $   1.32         $   1.18
                                             =============================================================

Weighted average shares                           14,260          14,250           14,258           12,382
                                             =============================================================

Diluted earnings per share:
  Income before extraordinary items             $   0.48         $  0.46         $   1.34         $   1.24
  Extraordinary items                                  -               -           (0.04)           (0.06)
                                             -------------------------------------------------------------
  Net income                                    $   0.48         $  0.46         $   1.30         $   1.18
                                             =============================================================

Weighted average shares                           14,445          14,335           14,430           12,400
                                             =============================================================

          See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.

Item 1. Financial Statements
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands)


                                                                            Notes
                                                                          receivable
                                                         Additional          from
                                             Common        paid-in       stockholders      Translation      Retained
                                             stock         capital        and other         adjustment      earnings       Total

Balance, September 30, 1997                $  143        $     43,726    $    (352)       $       0      $   26,881        $ 70,398
Issuance of restricted stock                                      176         (176)                                               0
Cumulative translation adjustment                                                            (1,030)                         (1,030)
Dividends paid                                                                                                 (428)           (428)
Net income                                                                                                   18,833          18,833
                                         ------------    -------------   ------------     ------------   ------------    -----------
Balance, June 30, 1998                      $  143        $     43,902    $   (528)       $  (1,030)      $  45,286        $ 87,773
                                         ============    =============   ============     ============   ============    ===========


          See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.

Note 1. Financial Statements
Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                    Nine months ended
                                                                                        June 30,
                                                                                     1998        1997
                                                                                     ----        ----

Cash flows from operating activities:
  Net income                                                                     $   18,833  $   14,636
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                                        3,480       1,572
  Amortization                                                                        2,400       1,533
  Loss on debt refinancing                                                              916       1,303
  Other                                                                                   3        (23)
(Increase) decrease in current assets, excluding the effect of an acquisition:
  Accounts receivable, net                                                         (17,067)     (4,683)
  Inventories                                                                      (11,869)     (1,543)
  Prepaid expenses and other current assets                                           (708)       (619)
Increase (decrease) in current liabilities, excluding the effect of an acquisition:
  Accounts payable                                                                  15,608       2,222
  Other current liabilities                                                         (3,368)       (571)
                                                                                -----------------------

Net cash provided by operating activities                                            8,228      13,827
                                                                                -----------------------
Cash flows from investing activities:
  Acquisition of net assets of Snorkel Division of Figgie International Inc.      (105,439)         --
  Capital expenditures, net                                                         (6,057)     (1,612)
  Payments to former TRAK shareholders for ATLAS program                              (527)       (838)
  Other                                                                                 --         356
                                                                                -----------------------

Net cash  used in investing activities                                            (112,023)     (2,094)
                                                                                -----------------------

Cash flows from financing activities:
   Proceeds from initial public offering                                                 --      37,557
   Proceeds from refinancing                                                        125,000          --
   Net proceeds from revolver                                                        21,042     (7,441)
   Payments on long-term debt                                                      (36,125)    (40,525)
   Payment of dividends                                                               (428)          --
   Financing costs                                                                  (1,742)     (1,010)
                                                                                -----------------------

Net cash provided by (used in) financing activities                                107,747    (11,419)
                                                                                -----------------------

Effect of exchange rate changes on cash                                            (1,030)          --
                                                                                -----------------------

Net change in cash                                                                    2,922         314
Cash beginning of period                                                                  5          53
                                                                                -----------------------

Cash at end of period                                                            $    2,927   $     367
                                                                                ========================

          See accompanying Notes to Consolidated Financial Statements.

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Amounts in Thousands Except Share and Per Share Data)
(Unaudited)

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

          The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars on the following basis: Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Adjustments resulting from the process of translating the consolidated amounts into U.S. dollars are accumulated in a separate translation adjustment account, included in stockholders' equity. Common stock and additional paid-in capital are translated at the historical U.S. dollar equivalent in effect at the date of acquisition. Foreign currency transaction gains and losses are included in earnings currently. The foreign currency transaction gains and losses for the nine months ended June 30, 1998 were not material.

3.        Snorkel acquisition and related financing

          On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest-based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction accounted for under the purchase method of accounting. The cash purchase price of approximately $100,000 was financed by borrowing under a new $165,000 senior credit facility which replaced the Company's existing facility. The purchase price has been preliminarily allocated to the asset

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Amounts in Thousands Except Share and Per Share Data)
(Unaudited)


          acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $56,500. The purchase price may be increased up to $50,000 based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price consideration is expected to result in
          additional  goodwill  for  financial  reporting  purposes.   Snorkel's
          results of operations are reflected in the accompanying financial statements from the date of acquisition.

          During November 1997, in connection with the acquisition of Snorkel, the Company entered into a new credit facility which replaced the existing loan and security agreement. The new agreement provides for a $165,000 credit facility consisting of a $40,000 revolving credit facility which expires in 2004 and a $125,000 term loan. The term loan requires quarterly principal payments ranging from $2,500 to $6,250 commencing on February 28, 1998 with the final maturity on November 30, 2004. Borrowings under the agreement bear interest at prime or LIBOR plus 1.00% (6.8% to 8.6% at June 30, 1998). Amounts outstanding under the revolving credit facility and term loan at June 30, 1998 were $24,200 and $120,000, respectively. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in November 1997 of $545 attributable to the write-off of $916 of unamortized deferred financing fees, net of a related $371 tax benefit.

          The following tables sets forth certain pro forma information for OmniQuip as if the Snorkel acquisition had occurred on October 1, 1996. This information is unaudited and does not purport to represent actual net sales or income before extraordinary loss had the acquisition actually occurred on October 1, 1996.

                                     Pro forma financial information (unaudited)
                                   or the nine months        For the nine months
                                   ended June 30, 1998       ended June 30, 1997


Net sales                             $     339,499               $    318,551

Income before extraordinary loss      $      18,508               $     20,388
Basic earnings per common share
  before extraordinary loss           $        1.30               $       1.65
Basic weighted average shares                14,260                     12,382
Diluted earnings per common share
  before extraordinary loss           $        1.28               $       1.64
Diluted weighted average shares              14,445                     12,400

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Amounts in Thousands Except Share and Per Share Data)
(Unaudited)


4.        Inventories

          Inventories consist of the following:

                                         June 30, 1998        September 30, 1997
                                          (unaudited)

Raw material and purchased components     $49,181                 $18,313
Work in process                            11,427                   3,694
Finished goods                             13,234                   6,090
Unbilled government contract costs          1,601                   2,859
                                        ---------                --------
                                          $75,443                 $30,956
                                        =========                ========

5.        Stock Options

          The Company has two stock option plans: the Long-Term Incentive Plan and the Directors Non-Qualified Stock Option Plan.

          A summary of the status of the Company's Long-Term Incentive Plan and Directors Non-Qualified Stock Option Plan as of June 30, 1998 and the changes during the nine months then ended is presented below:

                                                    June 30, 1998

                                                               Weighted average
                                                  Shares        exercise price


Outstanding at beginning of period               438,752           $ 13.98
Granted                                          257,750           $ 19.67
Exercised                                              -           $     -
Forfeited                                       (34,252)           $ 15.58
                                                --------           -------
                                                 662,250           $ 16.07
                                                ========           =======
Exercisable at end of period                           -           $     -
                                                ========           =======

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Amounts in Thousands Except Share and Per Share Data)
(Unaudited)

6.        Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which changed the method of computation of earnings per share (EPS). SFAS 128 requires the computation of Basic EPS and Diluted EPS. Basic EPS is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. Diluted EPS reflects the effects of common equivalent shares consisting of outstanding stock options. The common equivalent shares arising from the effect of outstanding stock options were computed using the treasury stock method, if dilutive. EPS for the three and nine months ended June 30, 1997 has been restated in accordance with SFAS 128.

7.        Commitments and contingencies

          The Company is included in various litigation consisting primarily of product and general liability claims arising in the normal course of business. The Company maintains insurance policies relative to product and general liability claims and has provided reserves for the estimated cost of the self-insured retention and other amounts not covered by insurance; accordingly, these actions, when ultimately concluded, are not expected to have a material adverse effect on the financial position, cash flows or results of operations of the Company.

          The Company has financing arrangements with certain third-party financing institutions to facilitate dealer purchases of equipment
          under  floor  plan  and  rental  fleet  arrangements.   The  aggregate
          outstanding loan balance on a consolidated basis under these agreements was $61,379 at June 30, 1998. Under the Company's agreements, the Company either provides a back-up guarantee of a dealer's credit or an undertaking to repurchase equipment at a discounted price at specified times or under specified circumstances. The Company's actual exposure under these financing arrangements is significantly less than the nominal amount outstanding. Aggregate losses under substantially all of the Company's guarantee obligations to third party lenders with respect to the Company's dealers in each of calendar years 1997 and 1998 are limited to the greater of $1,500 or 5% of the loan balance at the previous calendar year end (approximately $2,800 for 1998).

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of OmniQuip International, Inc. (OmniQuip or the Company) for the three and nine months ended June 30, 1998 compared to the three and nine months ended June 30, 1997. The discussion should be read in conjunction with the consolidated financial statements as of September 30, 1997 and the associated notes to the consolidated financial statements included in the Company's Form 8-K/A filed on December 12, 1997 and incorporated by reference into the Company's Form 10-K filed on December 24, 1997.

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

Certain manufacturing facilities have experienced capacity constraints which have limited production output and have caused manufacturing inefficiencies during the last six months affecting sales and gross margins. It is expected that these capacity constraints will continue to affect the Port Washington, Wisconsin facilities for the next six to twelve months.

Certain statements included herein are forward-looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including cyclical fluctuation in demand, manufacturing capacity constraints and production inefficiencies, potential labor shortages of skilled personnel, stiffer competition from larger and better capitalized companies, the effects on price and margin of the rapid consolidation of distributors, field warranty campaigns for certain products, loss of, or reduced orders under, the Company's contract for the sale of ATLAS vehicles, the inability to make complementary acquisitions, or to integrate any such acquisitions, and risks associated with the substantial borrowings that may be necessary to finance acquisitions.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of income:


                                                 Three months ended           Nine months ended
                                                        June 30,                   June 30,
                                                   1998         1997          1998         1997
                                                   ----         ----          ----         ----
Net sales                                         100.0%        100.0%       100.0%       100.0%
Cost of sales                                      77.0%         72.7%        76.5%        73.3%
                                                   -----         -----        -----        -----
Gross profit                                       23.0%         27.3%        23.5%        26.7%
Selling, general and administrative
  expenses                                         10.4%         10.2%        10.6%        10.2%
                                                   -----         -----        -----        -----
Operating income                                   12.6%         17.1%        12.9%        16.5%
Interest expense                                    2.4%          1.5%         2.3%         2.7%
Other finance charges                               0.4%          0.7%         0.6%         0.7%
                                                    ----          ----         ----         ----
Income before income taxes and
  extraordinary items                               9.8%         14.9%        10.0%        13.1%
Provision for income taxes                          4.0%          6.0%         4.0%         5.3%
                                                    ----          ----         ----         ----
Income before extraordinary items                   5.8%          8.9%         6.0%         7.8%
Extraordinary items                                  --            --          0.2%         0.4%
                                                    ----          ----         ----         ----

Net income                                          5.8%          8.9%         5.8%         7.4%
                                                    ====          ====         ====         ====

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net sales for the three months ended June 30, 1998 were $119.7 million, an increase of $45.0 million over net sales of $74.7 million for the three months ended June 30, 1997. Net sales by product line were as follows:

                                                     ($ in millions)
                                                    Three months ended
                                                        June 30,

                                                                      Increase
                                           1998          1997       (Decrease)
                                           ----          ----       ----------

Commercial Telescopic Material Handlers  $ 60.4        $  61.8      $  (1.4)
Military Telescopic Material Handlers       4.7            2.0          2.7
Compact Products                            7.7            7.0          0.7
Aerial Work Platforms                      38.2              -         38.2
Parts and Other Products                    8.7            3.9          4.8
                                        -------        -------      --------
                                        $ 119.7        $  74.7      $  45.0
                                        =======        =======      ========

Commercial sales of telescopic material handlers for the three months ended June 30, 1998 were $60.4 million, a decrease of 2.3% from the 1997 period as a result of lower production output reflecting manufacturing capacity constraints and the impact of union organizing activities. In

April 1998 there were separate union organizing attempts at two of the Company's operations. The United Auto Workers (UAW) attempted to organize the Snorkel business headquartered in St. Joseph, Missouri and the International Association of Machinists and Aerospace Workers (IAM) attempted to organize the Eagan, Minnesota operations of Lull. The UAW withdrew their petition prior to a vote at Snorkel and the IAM was not elected at Lull. As a result of the organizing activities, the attention of both management and direct labor were diverted, causing lower than expected production output.

Military sales were $4.7 million for the three months ended June 30, 1998 compared to $2.0 million for the prior comparable period as a result of increased production under the U.S. Army ATLAS contract. Sales of compact products increased by 9.7% for the quarter primarily due to the introduction of a new line of mini-excavators. The acquisition of Snorkel accounted for all of the $38.2 million increase in sales of aerial work platforms and $3.6 million of the increase in sales of parts and other products for the three months ended June 30, 1998. Parts and other products, excluding Snorkel, increased by $1.2 million, or 29.4%, for the quarter primarily reflecting the increased population of equipment in the field.

Gross profit for the three months ended June 30, 1998 was $27.5 million, an increase of $7.1 million over gross profit of $20.4 million for the three months ended June 30, 1997. The increase in gross profit reflected the increase in net sales discussed above. Gross margin decreased to 23.0% for the three months ended June 30, 1998 from 27.3% for the three months ended June 30, 1997. The decline in gross margin was due to the addition of Snorkel sales at a significantly lower gross margin than existing OmniQuip sales, and manufacturing inefficiencies related to the effects of union organizing activities and capacity constraints. Other factors affecting gross margin for the quarter were higher costs related to the new Millennia series telescopic handler and costs related to the new leased facilities at the Port Washington location.

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 1998 were $12.5 million, an increase of $4.8 million over SG&A expenses of $7.7 million for the three months ended June 30, 1997. The increase reflects the acquisition of Snorkel and costs related to the Company's change to a business unit organizational structure. SG&A expenses as a percentage of net sales increased to 10.4% for the three months ended June 30, 1998 from 10.2% for the three months ended June 30, 1997.

Operating income for the three months ended June 30, 1998 was $15.0 million, an increase of $2.3 million, or 17.8%, over operating income of $12.7 million for the three months ended June 30, 1997 due to the factors discussed above. Operating margin decreased to 12.6% for the three months ended June 30, 1998 from 17.1% for the 1997 period. The decline in operating margin reflected the factors discussed above.

Interest expense for the three months ended June 30, 1998 was $2.9 million, an increase of $1.8 million compared to interest expense of $1.1 million for the three months ended June 30, 1997. The increase in interest expense was due to additional debt incurred as a result of the Snorkel acquisition partially offset by a lower average interest rate.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $0.6 million for the three months ended June 30, 1998 and 1997. Other finance charges as a percentage of net sales decreased to 0.4% from 0.7%. The reduction in finance charges as a percentage of sales primarily reflected the fact that Snorkel has not historically incurred such charges.

Provision for income taxes for the three months ended June 30, 1998 was $4.7 million compared to $4.5 million for the three months ended June 30, 1997. The increase reflected the increase in income before income taxes of $0.6 million. The Company's effective tax rate was 40.5% for the three months ended June 30, 1998 compared to 40.2% for the three months ended June 30, 1997.

Net income for the three months ended June 30, 1998 was $6.9 million, an increase of $0.3 million, or 4.5%, over net income of $6.6 million for the three months ended June 30, 1997, as a result of the factors described above.

Basic and diluted earnings per share were $0.49 and $0.48, respectively, for the three months ended June 30, 1998. Basic and diluted earnings per share for the three months ended June 30, 1997 were $0.47 and $0.46, respectively.

Nine Months ended June 30, 1998 Compared to Nine Months Ended June 30, 1997

Net sales for the nine months ended June 30, 1998 were $323.6 million, an increase of $126.3 million over net sales of $197.3 million for the nine months ended June 30, 1997.
Net sales by product line were as follows

                                                     ($ in millions)
                                                    Nine months ended
                                                        June 30,

                                           1998          1997       Increase
                                           ----          ----       --------

Commercial Telescopic Material Handlers  $175.1        $ 165.2      $   9.9
Military Telescopic Material Handlers      15.4            3.0         12.4
Compact Products                           18.1           17.1          1.0
Aerial Work Platforms                      92.8              -         92.8
Parts and Other Products                   22.2           12.0         10.2
                                        -------        -------      --------
                                        $ 323.6        $ 197.3      $ 126.3
                                        =======        =======      ========

Commercial sales of telescopic material handlers for the nine months ended June 30, 1998 were $175.1 million, an increase of 6.0% over the 1997 period, reflecting continued strong market growth for these products partially offset by capacity constraints and the effects of union organizing activities. Military sales were $15.4 million for the nine months ended June 30, 1998 compared to $3.0 million for the comparable prior period as a result of increased production under the U.S. Army ATLAS contract. Sales of compact products for the nine months ended June 30, 1998 were $18.1 million, an increase of 6.1% compared to the nine months ended June 30, 1997, primarily reflecting the introduction of a new line of mini-excavators. The acquisition of Snorkel accounted for all of the $92.8 million increase in sales of aerial work platforms and $8.9 million of the increase in sales of parts and other products.

Gross profit for the nine months ended June 30, 1998 was $76.1 million, an increase of $23.3 million over gross profit of $52.8 million for the nine months ended June 30, 1997. The increase in gross profit reflected the increase in net sales discussed above. The gross margin decreased to 23.5% for the nine months ended June 30, 1998 from 26.7% for the nine months ended June 30, 1997. The decline in gross margin was due to the addition of Snorkel sales at a significantly lower gross margin than existing OmniQuip sales, and, to a lesser extent, manufacturing inefficiencies related to ramp-up of production for the ATLAS military contract, start-up of production for the new Millennia series of telescopic material handlers, union organizing activities and costs related to new leased facilities at the Port Washington location.

SG&A expenses for the nine months ended June 30, 1998 were $34.3 million, an increase of $14.2 million over SG&A expenses of $20.1 million for the nine months ended June 30, 1997. The increase reflects the acquisition of Snorkel and, to a lesser extent, costs related to being a public company which were not incurred prior to the Company's initial public offering on

March 20, 1997 and costs related to the Company's change to a business unit organizational structure. SG&A expenses as a percentage of net sales increased to 10.6% for the nine months ended June 30, 1998 from 10.2% for the nine months ended June 30, 1997. This increase in the SG&A percentage primarily reflected the effects of the Snorkel acquisition, including additional goodwill amortization, as well as costs related to being a public company which were not incurred prior to the Company's initial public offering on March 20, 1997.

Operating income for the nine months ended June 30, 1998 was $41.8 million, an increase of $9.2 million, or 28.1%, over operating income of $32.7 million for the nine months ended June 30, 1997 due to the factors discussed above. Operating margin decreased to 12.9% for the nine months ended June 30, 1998 from 16.5% for the 1997 period. The decline in operating margin reflected the factors discussed above.

Interest expense for the nine months ended June 30, 1998 was $7.5 million, an increase of $2.2 million compared to interest expense of $5.3 million for the nine months ended June 30, 1997. The increase in interest expense was due to additional debt incurred as a result of the Snorkel acquisition partially offset by a lower average interest rate.

Other finance charges were $1.9 million for the nine months ended June 30, 1998 compared to $1.6 million for the nine months ended June 30, 1997, resulting from the higher sales leve1 for the 1998 period. Other finance charges as a percentage of net sales decreased to 0.6% from 0.7% reflecting the fact that Snorkel has not historically incurred such charges.

Provision for income taxes for the nine months ended June 30, 1998 was $13.1 million compared to $10.5 million for the nine months ended June 30, 1997. The increase reflected the increase in income before income taxes of $6.6 million. The Company's effective tax rate was 40.4% for the nine months ended June 30, 1998 compared to 40.5% for the nine months ended June 30, 1997.

Income from continuing operations for the nine months ended June 30, 1998 was $19.4 million, an increase of $4.0 million, or 25.7%, over income from continuing operations for the nine months ended June 30, 1997 as a result of the factors described above.

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

Net income for the nine months ended June 30, 1998 was $18.8 million, an increase of $4.2 million, or 28.7%, over net income of $14.6 million for the nine months ended June 30, 1997, as a result of the factors described above.

Basic and diluted earnings per share, before the effect of the extraordinary item discussed above, were $1.36 and $1.34, respectively, for the nine months ended June 30, 1998. Basic and diluted earnings per share, before the effect of the extraordinary item discussed above, were $1.24 for the nine months ended June 30, 1997.

Capital Resources and Liquidity

Net cash provided by operating activities of the Company was $8.2 million for the nine months ended June 30, 1998. Working capital (excluding the effects of the Snorkel acquisition and changes in cash and current portions of long-term debt) increased by $17.4 million in the period, primarily reflecting a $17.1 million increase in accounts receivable, an $11.9 million increase in inventories, a $3.4 million decrease in other current liabilities offset by a $15.6 million increase in accounts payable. Accounts receivable increased primarily due to increased sales levels and timing of shipments at the end of the quarter. Inventories increased primarily due to capacity constraints which prevented manufacturing operations from achieving the planned production schedule. The decrease in other current liabilities primarily reflected the issuance of volume rebates and the payment of year-end bonuses. The increase in accounts payable primarily reflected increased inventory purchases due to increases in production schedules. Net cash used in investing activities was $112.0 million, including $6.1 million for capital expenditures and $105.4 million for acquisition of the net assets of Snorkel. These cash requirements were financed with a new credit facility described below.

Net cash provided by operating activities of the Company was $13.8 million for the nine months ended June 30, 1997. Working capital (excluding the effects of changes in cash and current portions of long-term debt) increased by $5.2 million for the period, reflecting increases in accounts receivable and inventories partially offset by higher accounts payable, all related to increased sales. Cash provided by operating activities of the Company for the period was used primarily to finance capital expenditures of $1.6 million, to make payments to former TRAK shareholders of $0.8 million tied to receipt of orders under contracts with the U.S. Army and to repay existing indebtedness.

During November 1997, in connection with the acquisition of Snorkel, the Company entered into a new credit facility which replaced the existing loan and security agreement. The new agreement provides for a $165.0 million credit facility consisting of a $40.0 million revolving credit facility and a $125.0 million term loan. The term loan requires quarterly principal payments ranging from $2.5 million to $6.25 million commencing on February 28, 1998 with the final maturity on November 30, 2004. Borrowings under the agreement bear interest at a rate that is determined from a pricing grid based on the Company's leverage ratio (debt / EBITDA). At June 30, 1998 the interest rate under this agreement was prime plus .125% or LIBOR plus 1.125%. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in November 1997 of $0.5 million attributable to the write-off of $0.9 million of unamortized deferred financing fees, net of related tax benefits.

Amounts outstanding under the credit facility at June 30, 1998 were $144 million. In addition, the Company had $0.2 million in outstanding letters of credit under this revolving credit facility. At June 30, 1998 the Company had unused borrowing capacity of $13.8 million under this facility.

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

Backlog

The Company's backlog as of June 30, 1998 was approximately $215 million, of which $41 million relates to the ATLAS military contract. It is expected that substantially all of the commercial backlog and approximately two-thirds of the military backlog will be shipped before June 30, 1999.

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

OMNIQUIP INTERNATIONAL, INC.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit 10 - Lease, dated as of June 30, 1998, between PW Investment LLC and TRAK International, Inc.

                 Exhibit 27 - Financial Data Schedule

          (b)    Reports on Form 8-K

                 None

                          OMNIQUIP INTERNATIONAL, INC.


                                    Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OMNIQUIP INTERNATIONAL, INC.



Date:  August 10, 1998                 /s/ Philip G. Franklin
                                       ------------------------------
                                       Philip G. Franklin
                                       Vice President - Finance, Chief Financial
                                       Officer, Treasurer and Secretary
                                       (Principal financial and accounting
                                       officer)

                                  EXHIBIT INDEX



Exhibit No.         Description
-----------         -----------

10                  Lease, dated as of June 30, 1998,
                    between PW Investment LLC and
                    TRAK International, Inc.

27                  Financial Data Schedule