Form 10-K
period 1998-09-30
OMNIQUIP INTERNATIONAL INC
filed 1998-12-28
CIK 1023973

==========================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-21461

                                 ---------------

                          OMNIQUIP INTERNATIONAL, INC.
             [Exact name of registrant as specified in its charter]

                  DELAWARE                                       43-1721419

       (State or other jurisdiction of                        (I.R.S. employer
       incorporation or organization)                        identification no.)
              222 East Main Street
           Port Washington, Wisconsin                               53074
    (Address of principal executive offices)                     (Zip code)

       Registrant's telephone number, including area code: (414) 268-8965

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange
       Title of each class                          on which registered
       -------------------                          -------------------
                                    None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock
                         Preferred Stock Purchase Rights
                    Series A Preferred Stock, $.01 par value
                                (Title of class)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 18, 1998, the aggregate market value of the common stock held by non-affiliates (13,474,639 shares) of the registrant was $176,854,637 (based on the closing price, on such date, of $13.125 per share).

         As of December 18, 1998, there were 14,271,000 shares of common stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement dated on or about December 31, 1998 (portion) (Part III)

   ==========================================================================

                          OMNIQUIP INTERNATIONAL, INC.

                               INDEX TO FORM 10-K

                                                                       Page
                                                                       ----
                                     Part I

Item 1.   Business....................................................   1
Item 2.   Properties..................................................  12
Item 3.   Legal Proceedings...........................................  13
Item 4.   Submission of Matters to a Vote of Security Holders.........  13

                                     Part II

Item 5.   Market for Registrant's Common Stock and Related
           Stockholder Matters........................................  13
Item 6.   Selected Consolidated Financial Data........................  14
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  15
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk..  24
Item 8.   Financial Statements and Supplementary Data.................  25
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................  47

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant..........  47
Item 11.  Executive Compensation......................................  47
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.................................................  47
Item 13.  Certain Relationships and Related Transactions..............  47

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...................................................  48

Item 1.  Business

General

              OmniQuip International, Inc. (the "Company" or "OmniQuip") is the largest North American manufacturer of telescopic material handlers and one of the leading North American producers of aerial work platforms. Other products manufactured by the Company include skid steer loaders and a range of other material handling equipment. OmniQuip's highly versatile products are used in a variety of applications for construction, industrial, maintenance, military and agricultural markets. The Company's principal products are marketed under the well-recognized and highly-regarded SKY TRAK, LULL, SNORKELIFT and WILDCAT brand names.

              Telescopic material handlers are especially useful in rough terrain environments and congested job sites, where their maneuverability and ability to raise, extend and lower payloads provide significant advantages over more traditional material handling equipment, such as cranes, straightmast forklifts and elevators. The Company's telescopic material handlers have a maximum lift capacity of 5,000 pounds to 10,000 pounds and can position payloads from 28 feet to 54 feet above the ground or 15 feet to 39 feet in front of the machine's chassis. The versatility of these units allows users to lower overall costs by substituting a single telescopic material handler for one or more other types of material handling equipment, as well as for certain labor intensive material handling tasks. The Company believes it manufactures the broadest product line of telescopic material handlers in North America. Shipments of commercial telescopic material handlers increased from approximately 950 units in calendar 1990 to approximately 3,550 units in fiscal 1998. Based upon industry reports, the Company believes that its North American market share of fiscal 1998 shipments of telescopic material handlers was approximately 31%. In addition, OmniQuip has been a principal supplier since 1988 of telescopic material handlers to the military. The Company has a contract to supply the U.S. Army with a new generation of telescopic material handlers to support the logistics requirements of the Rapid Deployment Forces. The Army has estimated that its requirements under the contract could range up to a maximum of 1,200 ATLAS vehicles, or a maximum contract value of $120 million. Through September 30, 1998, the Company has sold approximately 248 vehicles under this contract. The Company believes that this contract will enhance its ability to pursue sales to other branches of the United States armed forces and to foreign military agencies.

              Aerial work  platforms  are mobile,  versatile  units  designed to position workers and materials easily in elevated work locations. Such highly versatile products allow users to increase productivity in certain labor-intensive tasks in an enhanced safety environment compared to equipment traditionally used to reach elevated and difficult to reach positions such as scaffolding and ladders. The Company's broad product line includes self-propelled telescoping and/or articulating boom-type platforms, which have maximum elevation capabilities ranging from 33 feet to 126 feet from ground to platform height and self-propelled scissor-type platforms with maximum elevation capabilities ranging from 15 feet to 40 feet from ground to platform height. The Company also manufactures a small line of truck-mounted and trailer-mounted booms with elevation capabilities ranging from 40 feet to 69 feet in height. Shipments of aerial work platforms marketed under the SNORKELIFT and WILDCAT brand names increased from approximately 1,900 units in 1990 to approximately 4,700 units in fiscal 1998.

              OmniQuip sells and distributes its material handling and aerial work platform products commercially through independent equipment dealers and rental companies, including national rental fleets, located in the United States and Canada. Internationally, OmniQuip markets and distributes its products through a variety of arrangements with dealers and distributors in approximately 50 countries. To facilitate the sale of its material handling products, OmniQuip offers its independent equipment dealers floor plan and rental fleet financing assistance in connection with the purchase of the Company's products. Such assistance consists of limited, backup financing guarantees and repurchase agreements which benefit dealers by providing them the opportunity to obtain attractive financing terms on the Company's products, which in turn allows dealers to stock more units for sale or rental.

Industry Overview

              OmniQuip competes principally in selected segments of the material handling and light equipment markets which utilize engines of less than 130 horsepower. With limited exceptions, competitors with leading market shares in these segments typically are not large full-line construction equipment manufacturers.

              North American shipments of construction and allied equipment grew from $30.8 billion in 1990 to $43.1 billion in 1996, representing a nominal compound annual growth rate of 5.8%. According to industry estimates, shipments of telescopic material handlers in North America grew from approximately 2,400 units in 1990 to approximately 9,100 units in 1997, representing a real compound annual growth rate of 20.8%, and shipments of aerial work platforms increased from approximately 13,200 units in 1990 to approximately 40,900 units in 1997, representing a real compound annual growth rate of 17.6%. For the twelve months ended September 30, 1998, unit shipments of telescopic material handlers, boom-type aerial work platforms and scissor-type aerial work platforms grew approximately 32.9%, 6.1% and 33.1%, respectively, each as compared to the twelve months ended September 30, 1997. The Company believes growth rates for telescopic material handlers and aerial work platforms are attributable to a number of factors, including the following:

                  Increased Productivity and Safety. Telescopic material handlers and aerial work platforms enable users to reduce costs through increased labor productivity compared to other methods using alternative equipment or direct labor. Productivity enhancements include a reduction in the number of indirect personnel required for material handling support to load, transport and place building materials and to operate certain other types of construction equipment. The versatility and variety of attachments available for telescopic material handlers results in higher utilization of the equipment and permits end-users to increase inventory turnover at job sites more rapidly by taking loads directly off delivery trucks and placing them where they will be used. Aerial work platforms provide distinct safety and productivity advantages over alternative equipment and are increasingly attractive in light of federal and state safety rules requiring the use of tethers and other safety devices for workers in elevated work environments.

                  Product Versatility. Telescopic material handlers are more versatile than other material handling equipment such as cranes, straightmast forklifts and elevators. Telescopic material handlers can unload, carry and place materials up to five stories high in rough terrain work environments, eliminating the need for multiple pieces of more specialized equipment and reducing the labor required to handle materials at the work site. In addition, using one or more of the approximately 40 Company-approved attachments, OmniQuip's telescopic material handlers can be used in numerous applications. Attachments include forks and carriages, grapples, buckets, augers, concrete hoppers and truss booms. The numerous applications provided by such attachments used in conjunction with the Company's telescopic material handlers allow customers to decrease aggregate equipment costs and increase utilization of their material handling equipment. Aerial work platforms also offer increased versatility relative to more traditional devices such as ladders and scaffolding.

                  Growth of Equipment Rentals. The equipment rental industry serves a wide variety of industrial, manufacturing, construction and governmental markets. The equipment rental industry, including rental centers, national rental fleets and independent dealers who offer equipment for either sale or rental, has grown significantly. A survey conducted for an industry trade association estimates that construction equipment rental revenues were approximately $6.6 billion in 1990 and increased to approximately $16.2 billion in 1996. Increased availability of rental construction equipment has substantially broadened the group of potential end-users for the Company's products. Equipment rentals provide end-users having limited needs or resources with the ability to conveniently and economically rent material handling equipment, as well as necessary attachments. Rental companies can fulfill significant, but temporary, needs of large end-users, supplementing capacity during peak activity periods. Additionally, rental companies can rent a single unit to small contractors for short-term projects.

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

Business Strategy

              The Company's strategy is to grow primarily within selected segments of the material handling and light equipment markets which (i) are growing faster than the construction equipment industry generally, (ii) constitute core rental products for the construction equipment rental industry,
(iii) utilize engines of less than 130 horsepower, and (iv) are not typically dominated by full-line construction equipment manufacturers.

              Key elements of the Company's business strategy include:

                  Providing superior products. The Company focuses on developing innovative, high performance products with low life-cycle cost. By introducing unique product features and enhancements, the Company believes that it increases demand for the Company's products. Examples include the pioneering introduction in 1994 of a SKY TRAK model capable of lifting and positioning materials up to five stories above ground, the proprietary sliding telescopic booms developed by one of the Company's wholly-owned subsidiaries, Lull International, Inc. ("Lull"), which permit higher precision, horizontal maneuvering of materials at various lift heights, and the introduction by Snorkel International, Inc. ("Snorkel") of industry-leading safety features, such as envelope management, slope-level interlocks and pothole protection. Recently, the Company introduced its first model of a new range of telescopic material handlers designed to be used for expanded applications in North America and to be competitive with products currently used in international markets.

                  Pursuing a multiple brand distribution strategy. The Company is pursuing a strategy of marketing multiple light construction equipment products with leading brand names through independently owned distributors and increasingly through rapidly expanding national rental fleets. While these national companies have grown primarily through acquisition of many of the Company's formerly independent dealers and rental houses, strong representation of one or more of the Company's brands in these expanding fleets insures broad market coverage and the opportunity to leverage the sale of other products and/or brands to these customers. This strategy affords the Company the opportunity to realize economies of scale in providing parts supply and other aftermarket services to its customers, while achieving similar economies in component purchasing and manufacturing for the Company. OmniQuip's multiple brand distribution strategy is designed to appeal to customers' differing price, performance and support needs.

                  Acquiring complementary businesses. A key component of the Company's growth strategy is the identification and completion of complementary acquisitions. The Company's acquisition of Lull in August 1996 and Snorkel in November 1997 reflects the Company's strategy of acquiring businesses which utilize complementary distribution channels or which manufacture and market products which complement the products currently manufactured and sold by the Company. The Company has identified numerous potential acquisition candidates in the relatively fragmented under-130 horsepower market segment.

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

                  Penetrating  international  markets.  While the Company is the largest North American manufacturer of telescopic material handlers, its sales of such products outside North America are relatively modest. The Company is in the process of "globalizing" its telescopic material handler products to increase their appeal in international markets. The Company believes that its acquisition of Snorkel will help it improve its distribution networks outside North America by utilizing Snorkel's existing sales force, particularly in the Far East, and by enabling the Company to offer a broader line of products to international distributors.

Products

              The Company designs, manufactures and markets telescopic material handlers and aerial work platforms as its principal product lines. In addition, the Company manufactures and distributes a variety of other material handling equipment and attachments and offers parts and service with respect to the products it sells.

              Pro Forma (Unaudited) Net Sales By Product Category1
                                 (in thousands)

                                                                   Fiscal Year Ended September 30,
                                                   -----------------------------------------------------------
                                                      1998        1997       1996         1995      1994
                                                      ----        ----       ----         ----      ----
Telescopic material handlers................          $263,005  $225,778    $166,041    $121,464  $ 75,245
Aerial work platforms.......................           151,778   142,889     146,780     103,998    70,400
Other2......................................            56,762    52,486      54,237      45,047    29,362
                                                      --------  --------    --------    --------  --------
     Total..................................          $471,545  $421,345    $367,058    $270,509  $175,007

---------------
(1) The information in the foregoing table reflects the pro forma net sales by product category of TRAK International, Inc. ("TRAK"), a wholly-owned subsidiary of the Company, Lull and Snorkel for the applicable periods as if the acquisitions of these companies had occurred on October 1, 1993.

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

              The Company currently manufactures 15 models of telescopic material handlers marketed under the SKY TRAK and LULL brand names. These models have rated load capacities of 5,000, 6,000, 8,000 and 10,000 pounds and possess the capacity to place loads 28, 36, 37, 42 and 54 feet above the ground. Suggested list prices for these products range from approximately $70,000 to approximately $135,000 per unit.

              Each of the Company's two brands of telescopic material handlers has unique characteristics, which have contributed to strong competitive positions in the market. The success of the SKY TRAK brand has been built on a reputation for strong product performance and design innovation, with emphasis on design simplicity and serviceability. The LULL brand has a long tradition associated with its patented transfer carriage technology, which facilitates the precision placement of palletized loads. LULL brand products enjoy a premium reputation for their ease of operation, durability, and high resale value. The Company believes the combination of its well-known SKY TRAK and LULL brand names, its ability to offer the industry's broadest product line and its dual-brand distribution strategy provide OmniQuip with competitive advantages in the telescopic material handler market.

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

Aerial Work Platforms

              Aerial work platforms are mobile, versatile units designed to position workers and materials easily in elevated work locations. These platforms are used primarily by building contractors and commercial and industrial end-users to enable workers to quickly and easily reach elevated work sites and to perform tasks inside and outside of buildings at heights up to 126 feet. Aerial work platforms compete with ladders and scaffolding, but provide superior flexibility and improved safety features. For example, the Occupational Safety and Health Administration mandates that individuals working above a certain height be tethered to prevent potential accidents. Aerial work platforms allow such workers to comply with the regulation while at the same time being highly mobile and efficient. The Company manufactures and markets a full line of boom-type telescoping aerial work platforms. The Company also manufactures and markets scissor-type aerial work platforms and a limited range of truck- and trailer-mounted equipment.

              The Company manufactures 22 models of boom-type work platforms. The Company's products include units with straight telescoping booms, telescoping booms with articulating jib, units with articulating booms and articulated booms with articulating jib. Telescoping boom aerial work platforms can place workers from 37 feet to 126 feet high. Units with articulating booms and articulating jibs can place work platforms from 33 feet to 60 feet high. List prices of the Company's boom-type aerial work platforms range from approximately $40,000 to $270,000.

              The Company also manufactures 12 scissor-type aerial work platforms. Finished-surface ("slab") scissor-type aerial work platforms can lift workers 15 feet to 40 feet from ground to maximum platform height. Rough-terrain scissor-type aerial work platforms have a maximum range of 25 feet to 40 feet from ground to platform height. The list prices of the Company's scissor-type aerial work platforms range from approximately $13,000 to $56,000.

Other

              Other products  manufactured  and marketed by the Company  include
(i) skid steer loaders (under the SCAT TRAK name), which are compact and versatile material handling machines used to dig, lift and transport bulk materials, (ii) specialized material handling equipment, such as crucible transporters (under the ERICKSON brand name) and, (iii) a limited range of self-propelled power haulers and power lifters (under the WORKPRO brand name) and articulated forklifts and loaders, all of which are used primarily in the masonry industry. In addition, the Company markets a limited line of straightmast forklifts and mini-excavators. The Company also provides product service support to its distribution networks, and produces and sells through its distributors a wide range of service parts to maintain the operational performance of its end products throughout their useful lives. The sale of service parts provides an important source of revenue and profitability, as such sales are historically less sensitive to industry cycles and typically generate higher gross margins than sales of original equipment. The Company seeks to provide a high level of parts availability and timely shipments of orders to maintain the production availability of its products on customer job sites.

Marketing and Distribution

              The Company sells its products to independent equipment dealers for retail sale and rental and to equipment rental companies, including independent rental centers and national rental fleets, for rental. The Company has a multiple brand strategy in its telescopic material handler product line to appeal to customers' differing price, performance and support needs. This strategy provides wider coverage of the available customer base while affording the Company the opportunity to realize economies of scale in providing parts supply, service, attachments, dealer finance, component purchasing and manufacturing. In addition, current customer consolidation initiatives being driven by the national rental companies are rapidly increasing the overlap of several of the Company's products among common customers, again increasing the opportunity for economies of scale, particularly in providing aftermarket services. SKY TRAK and LULL brand telescopic material handlers, SNORKELIFT and WILDCAT brand aerial work platforms, and SCAT TRAK skid steer loaders and

WORKPRO material handlers are marketed to a mix of independent retail dealers, rental centers and national rental fleets.

              Traditionally, independent dealers have focused their efforts on resale of products to end-users. In recent years, however, many independent dealers have built their own rental fleets to augment their sales activities. Rental centers are equipment rental dealers who focus exclusively on renting units on a daily, weekly or monthly basis to customers whose needs do not require purchase and full-time utilization of units. National rental fleets are large equipment rental companies which, through company-owned stores or franchises, carry out rental activities nationwide.

              During fiscal 1998, the light construction equipment industry began undergoing a dramatic shift as independent dealers and distributors were acquired by fast-growing national rental companies. As the national rental companies continue to purchase more distributors, the consolidation of the industry will result in fewer, but larger customers. During fiscal 1998, OmniQuip net sales to Rental Service Corporation and United Rentals, Inc. were each greater than 10% of total net sales (after giving effect to acquisitions made by each such company).

              The Company employs a sales and service force of field and factory based managers and representatives to support the sales, service and rental activities of its customers with product advertising, sales literature, product training and major trade show participation. OmniQuip seeks to promote end-user acceptance and continued satisfactory performance of its products worldwide. The Company pursues this goal in cooperation with a network of distributors and rental companies who provide for the maintenance and repair of all OmniQuip products for end-users. The Company promotes a high level of customer support through programs which closely monitor the performance of its products with rental fleets and with end-users. This level of product support is maintained by a variety of programs and procedures, including: a toll-free technical assistance program; on-site service representative visits; factory training programs; organization of product assessment teams facilitated by the service department; and continuing interaction among distributors, rental companies, end-users and major vendors for failure analysis of products both in and out of warranty.

              International sales represented approximately 12%, 10% and 11% of pro forma consolidated net sales, including the acquisitions of Lull and Snorkel, for the fiscal years ended September 30, 1996, 1997 and 1998, respectively. All of the Company's products are primarily marketed internationally through dealers and rental companies, with the exception of the LULL brand of telescopic material handlers, which is marketed internationally primarily through an exclusive distribution agreement with a single United States exporter. Most of Snorkel's international sales for such periods were made through Snorkel's Australian subsidiary to Australian and other customers principally located in the Far East.

Financing

              The Company supports its independent dealers in obtaining conventional floor plan financing and rental fleet financing to assist in the purchase of its products. Under these financing arrangements, dealers borrow money from independent lenders on a secured basis for up to five years. Where dealer financing is provided directly by independent lenders, the Company assists the financing by providing the independent lenders either a backup guarantee of a dealer's credit or an undertaking to repurchase used equipment at a discounted price to market at specified times or under specified circumstances.

              At September 30, 1998, approximately $62.4 million of Company-assisted floor plan and rental fleet financing arrangements were outstanding on a consolidated basis. The Company's actual exposure under these financing arrangements is significantly less than the nominal amount outstanding.

Aggregate losses under substantially all of the Company's guarantee obligations to third party lenders with respect to the Company's dealers in each of calendar years 1997 and 1998 are limited to the greater of $1.5 million or 5% of the loan balance at the previous calendar year end (approximately $47.2 million and $55.0 million at December 31, 1996 and 1997, respectively). To the extent that independent lenders providing financing for the Company's dealers do not have (or do not exercise) direct recourse against the Company under backup guarantees, the Company is committed to perform its repurchase undertaking to reacquire equipment sold to a defaulting dealer at a purchase price equal to amounts due the independent lender. The Company's actual exposure under these repurchase arrangements is reduced by underlying equipment values as well as careful portfolio management, by both the Company and its lenders. At the present time, an active resale market exists for such equipment. At September 30, 1998, past due principal and interest as a percentage of the total portfolio on a pro forma consolidated basis was less than one-half of one percent. The Company's loss experience in recent years has been insignificant.

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

              Recent strong demand for telescopic material handlers has pushed the limits of the Company's manufacturing capacity. As a result, in September 1998, the Company launched a two-year, $20 million capacity expansion program to expand telescopic material handler capacity and improve production efficiencies by moving to focused factories and lean manufacturing processes. The Company believes that these integrated manufacturing approaches will shorten the lead time to deliver superior, lower cost products through the elimination of waste. A key element of this program will be the consolidation of SKY TRAK and LULL telescopic boom production into a dedicated 150,000 square foot leased facility in Port Washington. Other important elements of this program are expansion of the light fabrication facility in Oakes, North Dakota and the main LULL facility in St. Paul as well as re-layout of the main Port Washington facility, which is now dedicated to SKY TRAK production. The objective of the new and expanded facilities is to create focused factories that concentrate on specific elements of the manufacturing process such as light fabrication, boom manufacturing and LULL and SKY TRAK vehicle fabrication and assembly. It is expected that this program will result in significant increases in telescopic material handler capacity. It is expected that fiscal year 1999 capital spending related to this capacity expansion program will be approximately $16 million with the remaining $4 million to be spent in fiscal year 2000.

              As part of this strategy of focused factories, in fiscal year 1998, assembly of skid steer loaders was relocated from the main Port Washington factory to a separate dedicated facility. In addition, key fabrications for skid steer loaders, which were also being made in the main Port Washington facility, have been outsourced.

              In early 1995, the Company completed registration under ISO 9001 of its Port Washington, Wisconsin quality systems, becoming the first telescopic material handler manufacturer in North America to achieve this recognition. In early 1998, Snorkel completed registration under ISO 9001 for its Elwood, Kansas facilities. Registration under ISO 9001 represents the achievement of an internationally recognized standard of quality systems implementation and is important for competing in markets with ISO requirements, such as Europe. In addition, the United States Department of Defense has mandated the use of ISO 9001 for new procurements, including the ATLAS contract. The Company expects to implement similar quality system standards in its other facilities.

              The Company is pursuing opportunities to reduce costs of purchased components primarily by developing strategic sourcing alliances with key suppliers. As part of this program, the Company will consolidate vendor sources and enter into long-term agreements, typically five years or more, with the suppliers that are selected. Agreements have been reached with suppliers of axles and transmissions and others are in the process of being negotiated. Potential annual savings from these alliances are expected to be in the range of $10-15 million.

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

Product Development and Engineering

              The Company maintains an active program of product development and engineering activities designed to upgrade existing product lines and develop new products. The Company employs approximately 76 employees with experience in the design of products. On a pro forma basis, including the acquisitions of Lull and Snorkel, for the fiscal years ended September 30, 1996, 1997 and 1998, the Company spent approximately $5.2 million, $5.8 million, and $7.7 million, respectively, on product development and engineering activities. Since 1987, the Company has invested in the computer systems and training of its engineering staff to support the increasing use of computer-aided design. To decrease product development time, reduce product development cost, and improve the quality of its new products, the Company has further invested to implement finite element analysis capability, three-dimensional solid design, and concurrent engineering. The Company's product development and engineering efforts during future periods are expected to emphasize continued product line expansion, design modifications to expand the worldwide acceptance of its products, and the expanded sourcing of attachments to improve access to more end-user markets.

Warranty and Service

              OmniQuip products are warranted for design, workmanship and material quality. Warranty lengths vary depending on competitive standards within individual markets. In general, warranties tend to be for one year and cover all parts and labor for non-maintenance repairs, provided the repair was not necessitated by operator abuse. Optional extended warranties, beyond the base period, are available for purchase. Warranty work is performed only by authorized distributors. Distributors submit claims for warranty reimbursement to the Company and are credited for the cost of repairs so long as the repairs meet prescribed standards.

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

              In the market for telescopic material handlers, the Company is the largest North American manufacturer, with an estimated share of fiscal 1998 shipments of telescopic material handlers of approximately 31%, and its principal competitors include Gradall Industries, Inc. and JCB International Co., Ltd. Other competitors in the North American market include Case Corporation, Caterpillar Inc., Gehl Company, Ingersoll-Rand Company, Manitou S.A., Pettibone Corporation and Traverse Lift. Competitors in this market outside the United States include Caterpillar Inc., FDI/Sambron, JCB International Co., Ltd., Manitou S.A. and Merlo S.p.A. The largest manufacturer of aerial work platforms is JLG Industries, Inc. Other principal competitors include Genie Industries, Grove Worldwide, Skyjack Inc., Terex Corporation and UpRight, Inc.

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

Product Recall

              From time to time, the Company discovers defects in product design for existing products which require it to take steps to correct or retrofit, at the Company's expense, previously sold products. During the year ended September 30, 1998, the Company identified a defect in its LULL brand of telescopic material handlers and established reserves of approximately $1.4 million for the cost of retrofitting such telescopic material handlers. It is expected that this retrofit program will be substantially complete by the end of fiscal year 1999. There can be no assurance, however, that the ultimate cost of the retrofit program will not exceed the amount of reserves established by the Company or that the retrofit program will not adversely affect the Company's reputation and result in a decline in sales of the Company's products.

              In connection with the acquisition of Snorkel, the Company assumed responsibility for a recall program involving HUNTERLIFT scissor lifts manufactured by Snorkel between 1979 and 1992. The recall was prompted by a compliance issue with certain voluntary industry standards. The Company has established a reserve in connection with the recall program. There can be no assurance, however, that the ultimate cost of the HUNTERLIFT recall will not exceed the amount of reserves established by the Company or that the recall will not adversely affect the Company's reputation and result in a decline in sales of the Company's products. In connection with the assumption of the recall, the Company has assumed responsibility for a lawsuit relating to the recall. The lawsuit currently includes approximately 25 plaintiffs and alleges damages in connection with the recall. The Company is defending the lawsuit vigorously.

Employees

              At September 30, 1998, the Company employed approximately 1,750 persons. Approximately 330 employees at the Company's Port Washington, Wisconsin facility are covered under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers, which expires in November 2003. This is the only collective bargaining agreement to which the Company is a party. Substantially all of the approximately 280 employees at the Company's St. Paul, Minnesota facility and the approximately 75 employees of the Company's Oakes, North Dakota facility are employed pursuant to a lease arrangement with CBM Industries, Inc., d/b/a RJ Associates. Under the terms of such agreement, RJ Associates (which is not an affiliate of the Company) leases employees to the Company and pays the employees' salaries and benefits. The Company in turn pays RJ Associates a management fee and reimburses RJ Associates for the employees' salaries and benefits. The agreement can be terminated by either party upon short notice. The Company is obligated to hire the leased employees if the Company terminates the arrangement but continues conducting the operations in which the employees are engaged. The Company does not anticipate any material disruption in its business in the event of a termination of this agreement. The Company has not experienced any work stoppage during the past five years and considers its relations with employees to be good.

Item 2. Properties

              The Company's headquarters are located in Port Washington, Wisconsin, and the Company maintains manufacturing facilities in Minnesota, North Dakota, Kansas, and New Zealand. Set forth below is certain information with respect to the Company's manufacturing and warehouse facilities.

                                   Square
                                   Footage         Owned/
          Location              (Approximate)      Leased                        Activities/Products
----------------------------- ------------------ ----------- ------------------------------------------------------------
Port Washington, Wisconsin         150,000       Owned       Telescopic material handlers; research and development
Port Washington, Wisconsin         165,000       Leased(1)   Boom fabrication and assembly; office and storage
Port Washington, Wisconsin         45,000        Leased(2)   Skid steer loader assembly
St. Paul, Minnesota                100,000       Owned       Telescopic material handlers; research and development
Eagan, Minnesota                   40,000        Leased(3)   Parts warehouse; office space
Oakes, North Dakota                30,000        Leased(4)   Miscellaneous products and component parts
Elwood, Kansas                     77,000        Owned       Aerial work platform assembly
Elwood, Kansas                     182,000       Leased(5)   Aerial work platform fabrication
Wathena, Kansas                    50,000        Leased(6)   Aerial work platform assembly
Levin, New Zealand                 15,000        Leased(7)   Aerial work platforms


---------------------
(1)   The lease is on a month-to-month basis.
(2) The initial term of the lease expires on July 14, 2002. The Company has two options to renew the lease for successive three-year terms.
(3) The initial term of the lease expires on October 1, 2004. The Company has the option to renew the lease for two additional five-year terms.
(4) The initial term of the lease expires on April 1, 2000 (the "Initial Term"). Upon expiration of the Initial Term, the Company has the option to purchase the facility or to extend the lease for an additional 30 months (the "Extended Term"). If the Company chooses to extend the lease term, lease payments during the Extended Term will be applied to the purchase of the facility.
(5) The initial term of the lease expires on February 1, 1999. The Company has the option to renew the lease for three additional terms of five years.
(6)   The lease expires on June 30, 2002.
(7)   The lease expires on November 17, 2007.

              The Company also maintains other leased office and warehouse space in Port Washington, Wisconsin, St. Joseph, Missouri, Wootton Bassett, United Kingdom, Sydney and Melbourne, Australia and Auckland, New Zealand. The Company anticipates no significant difficulty in leasing alternative space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to any of the Company's material leased properties. Certain manufacturing facilities have experienced capacity constraints which have limited production output and have caused manufacturing inefficiencies during fiscal 1998. It is expected that these capacity constraints will continue to affect the material handling business in fiscal 1999. The Company is addressing these capacity constraints through the capacity expansion program described in Item 7 of this Report under "Capital Resources and Liquidity."

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

Item 4.  Submission of Matters to a Vote of Security Holders

              None.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

              The Company's common stock is quoted on the Nasdaq National Market under the symbol "OMQP." As of December 18, 1998, there were 201 record owners of the Company's Common Stock. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the Company's Common Stock as reported by the Nasdaq National Market since March 21, 1997, the day trading commenced and dividends declared per share for the periods indicated.

                                                                      Dividends
                                                   High       Low     Per Share
-------------------------------------------------------------------------------
Fiscal 1997
-----------
  Second quarter (beginning March  21, 1997)     $14 5/8    $14 1/4       --
  Third quarter                                   24 1/4     11 7/8       --
  Fourth quarter                                  25 3/8     18 1/8    $0.01

Fiscal 1998
-----------
  First quarter                                  $21 1/4    $15 1/2    $0.01
  Second quarter                                  26 5/8     19 1/2     0.01
  Third quarter                                   25 3/4     17 1/4     0.01
  Fourth quarter                                  19 1/4      9         0.01

Item 6.  Selected Consolidated Financial Data

         The following table sets forth consolidated financial data derived from the consolidated financial statements of the Company or TRAK, as the predecessor to the Company.

                                                             Company                           Predecessor(1)
                                          ----------------------------------------------------------------------------------
                                               Fiscal Year Ended           Aug. 17, 1995   Oct. 1, 1994    Fiscal Year Ended
                                                 September 30,                through        through          September 30,
                                          -------------------------------- Sept. 30, 1995  Aug. 16, 1995           1994
                                          1998 (2)  1997 (3)   1996 (4)
                                          --------- --------- ------------ -------------------------- ----------------------
                                                         (dollars in thousands, except per share data)
Statement of Operations Data:

Net sales...........................      $455,653  $264,213     $124,861     $  12,723     $ 75,401           $60,973
Cost of sales.......................       349,584   192,270       92,688         9,787       57,707            47,208
                                          --------- --------- ------------ -------------------------- -----------------
Gross profit........................       106,069    71,943       32,173         2,936       17,694            13,765
Selling, general and administrative         47,365    27,717       16,311         1,670       10,903             9,502
expenses............................
                                          --------- --------- ------------ -------------------------- -----------------
Operating income ...................        58,704    44,226       15,862         1,266        6,791             4,263
Interest expense....................        10,261     6,106        3,434           353        1,379             1,363
Other finance charges...............         2,553     2,182        2,012           269        1,121               699
                                          --------- --------- ------------ -------------------------- -----------------
Income before income taxes..........        45,890    35,938       10,416           644        4,291             2,201
Provision  for income taxes.........        18,547    14,556        4,060           262        1,762               876
                                          --------- --------- ------------ -------------------------- -----------------
Income  before extraordinary item and
change in accounting principles.....        27,343    21,382        6,356           382        2,529             1,325
Extraordinary item, net(5)..........         (545)     (782)        (314)           ---          ---               ---
Cumulative effect of change in
accounting principles...............           ---       ---          ---           ---         (241)(6)           ---
                                          --------- --------- ------------ -------------------------- -----------------
Net income..........................      $ 26,798  $ 20,600      $ 6,042      $    382      $ 2,288           $ 1,325
                                          --------- --------- ------------ -------------------------- -----------------

Basic Earnings Per Share: (7)(8)

     Income before extraordinary item       $ 1.92    $ 1.66       $ 0.56        $ 0.03
     Extraordinary item(5)..........        (0.04)    (0.06)       (0.03)           ---
                                          --------- --------- ------------ -------------
     Net income.....................        $ 1.88    $ 1.60       $ 0.53        $ 0.03
                                          --------- --------- ------------ -------------
Diluted Earnings Per Share: (7)(8)

     Income before extraordinary item       $ 1.90    $ 1.66       $ 0.56        $ 0.03
     Extraordinary item(5)..........        (0.04)    (0.06)       (0.03)           ---
                                          --------- --------- ------------ -------------
     Net income.....................        $ 1.86    $ 1.60       $ 0.53        $ 0.03
                                          --------- --------- ------------ -------------
Dividends Per Share ................        $ 0.04    $ 0.01       $ 0.00        $ 0.00
                                          --------- --------- ------------ -------------


                                                                 Company                            Predecessor (1)
                                           ----------------------------------------------------  ----------------------
                                                           As of September 30,                    As of September 30,
                                           ----------------------------------------------------  ----------------------
                                            1998 (2)     1997 (3)     1996 (4)      1995 (9)           1994 (9)
                                           -----------  -----------  ------------ -------------  ----------------------
                                                                     (Dollars in thousands)
Balance Data Sheet:

Working capital                              $ 58,892     $ 14,402      $ 13,393       $10,699                 $   260
Total assets........................          316,462      144,298       139,580        48,332                  28,651
Short-term debt.....................           13,750        8,625         3,875           540                   9,436
Long-term debt......................          124,250       25,609        84,566        23,781                   2,966
Mandatorily redeemable preferred stock            ---          ---           ---           ---                   3,262
Stockholders' equity................           94,969       70,398(10)    12,425(10)     6,383                   1,783


-----------------
(1) The Company was organized in 1995 for the purpose of acquiring TRAK, the predecessor company.
(2) Amounts as of and for the fiscal year ended September 30, 1998 reflect the acquisition of Snorkel on November 17, 1997.
(3) Amounts as of and for the fiscal year ended September 30, 1997 reflect the effects of the Company's initial public offering of common shares on March 20, 1997.
(4) Amounts as of and for the fiscal year ended September 30, 1996 reflect the acquisition of Lull on August 15, 1996.
(5) Amount in fiscal year 1998 reflects the write-off of deferred finance charges, net of $371 of income tax benefits, in connection with the refinancing of debt. Amount in fiscal 1997 reflects the write-off of deferred finance charges, net of $521 of income tax benefits, in connection with the refinancing of debt. Amount in fiscal year 1996 reflects the write-off of deferred finance charges, net of $200 of income tax benefits, in connection with the refinancing of debt.
(6) In October 1994, TRAK adopted Statement of Financial Accounting Standards, No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). The cumulative effect of adopting SFAS 106 was to record a charge of $241, net of income tax benefits.
(7) Basic and diluted earnings per share is based on weighted-average shares outstanding of 14,261,000 and 14,392,000, respectively, for the fiscal year ended September 30, 1998, 12,845,000 and 12,905,000, respectively, for the fiscal year ended September 30, 1997 and 11,250,000 in 1996 and 1995.
(8) Given the historical organization and capital structure of TRAK, as predecessor to the Company, earnings per share information is not considered meaningful for the predecessor.
(9) The changes in the balances as of September 30, 1995 versus September 30, 1994 primarily reflect the acquisition of TRAK by the Company on August 16, 1995 and the related financing thereof.
(10) The change in stockholders' equity as of September 30, 1997 versus September 30, 1996 includes $37,516 of proceeds from the Company's initial public offering of common stock which was completed in March 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

              The Company was formed for the purpose of acquiring TRAK in August 1995. Subsequent thereto, the Company completed the acquisition of the business of Lull in August 1996 and Snorkel in November 1997. Set forth below is certain information with respect to these acquisitions:

Acquisition  Date of Acquisition  Business                          Year Founded
-----------  -------------------  --------                          ------------
TRAK             August 1995      Manufacturer of telescopic material    1954
                                  handlers and skid steer loaders
Lull             August 1996      Manufacturer of telescopic material    1956
                                  handlers
Snorkel          November 1997    Manufacturer of aerial work platforms  1959

              The Company accounted for each of these acquisitions under the purchase method of accounting, with the purchase price allocated to the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair market value of the net assets acquired has been allocated to goodwill, resulting in approximately
$120.7 million of goodwill at September 30, 1998. The amortization of such goodwill over 40 years will result in an annual noncash charge to future operations of approximately $3.1 million.

              On November 17, 1997, the Company completed the acquisition of substantially all of the assets of Snorkel. The purchase price paid by the Company for Snorkel was $100 million in cash at closing plus the assumption of certain liabilities. The funds were obtained by the Company pursuant to a secured credit facility which replaced the Company's existing credit facility. The Company is also required to pay an additional purchase price of up to $50 million. Any additional payment will be equal to the amount of the net sales of Snorkel for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the "Earn-Out Period") in excess of $140 million, such additional amount not to exceed $20 million, plus 70% of the amount of the net sales of Snorkel during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. The acquisition has been accounted for under the purchase method of accounting with the excess of purchase price over the estimated fair value of net assets acquired recorded as goodwill. Any additional purchase price determined as described above is expected to be recorded as additional goodwill when such amounts are determined.

              The Company operates in a single industry  segment.  The Company's principal products consist of material handling and construction equipment utilizing engines of less than 130 horsepower. In addition to specific factors affecting the Company's results of operations as discussed below, certain factors typically recur from period to period. For example, cost of sales is driven to a large extent by the cost of purchased components and raw materials, which typically comprise 80% of the total cost of sales. Other factors affecting cost of sales are production volume and the resultant leveraging of fixed overhead, as well as productivity of the labor force. In addition, selling, general and administrative ("SG&A") expenses include costs related to developing, marketing and selling the Company's products, as well as infrastructure costs for management and systems. While certain SG&A costs vary with the level of net sales, many are relatively fixed over fairly wide ranges of unit volume. It is the Company's strategy to invest in infrastructure costs, in many cases in advance of increased sales.

              The Company sells its products to national rental centers for rental and to independent equipment dealers for sale and rental. The Company supports its independent equipment dealers in obtaining conventional floor-plan and rental fleet financing to assist in the purchase of its products. Under such financing arrangements, dealers borrow money from independent lenders on a secured basis for up to five years. The Company assists with such financing by providing the independent lenders additional guarantees or other financial support with respect to the obligations of its dealers. In conjunction with these floor-plan arrangements, the Company also provides certain financing benefits to its dealers to support both retail and rental purchases. Such costs are accounted for as other finance charges and approximated $2.0 million, $2.3 million and $2.6 million for the Company for the fiscal years ended September 30, 1996, 1997 and 1998, respectively.

              Certain manufacturing facilities have experienced capacity constraints which have limited production output and have caused manufacturing inefficiencies during the last nine months affecting sales and gross margins. A major capacity expansion program, which was launched in September 1998 and is described in more detail under "Capital Resources and Liquidity," is expected to address these issues. However, it is expected that these capacity constraints will continue to affect the material handling business in fiscal 1999.

              The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the year ended September 30, 1998 compared to the year ended September 30, 1997, and the year ended September 30, 1997 as compared to the year ended September 30, 1996. The discussion should be read in conjunction with the consolidated financial statements referenced in Item 14(1) herein.

Sales

                                                           Fiscal Year Ended September 30,
                                                        1998            1997             1996
                                                   --------------- ---------------  ---------------
   Commercial telescopic material handlers               $242,033        $221,269         $ 96,174
   Military telescopic material handlers                   20,972           4,510              675
   Compact products (1)                                    23,803          22,327           20,674
   Aerial work platforms                                  137,550             ---              ---
   Parts and other products                                31,295          16,107            7,338
                                                   --------------- ---------------  ---------------
                                                         $455,653        $264,213         $124,861
                                                   --------------- ---------------  ---------------

(1) Compact products includes skid steer loaders, mini-excavators, power haulers and power lifters and articulated forklifts and loaders.

Results of Operations

              The following table sets forth for the fiscal years indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of income:

                                                           Fiscal Year Ended September 30,
                                                         1998            1997             1996
                                                    --------------- ---------------  ---------------
Net sales...................................               100.0%          100.0%           100.0%
Cost of sales...............................                76.7%           72.8%            74.2%
                                                   -------------------------------------------------
Gross profit................................                23.3%           27.2%            25.8%
Selling, general and administrative expenses                10.4%           10.5%            13.1%
                                                   -------------------------------------------------
Operating income............................                12.9%           16.7%            12.7%
Interest expense............................                 2.2%            2.3%             2.8%
Other finance charges.......................                 0.6%            0.8%             1.6%
                                                   -------------------------------------------------
Income before income taxes and extraordinary                10.1%           13.6%             8.3%
item........................................
Provision for income taxes..................                 4.1%            5.5%             3.2%
                                                   -------------------------------------------------
Income before extraordinary item............                 6.0%            8.1%             5.1%
Extraordinary item..........................                -0.1%           -0.3%            -0.3%
                                                   -------------------------------------------------
Net income..................................                 5.9%            7.8%             4.8%
                                                   -------------------------------------------------


Fiscal Year Ended September 30, 1998 Compared to Fiscal
Year Ended September 30, 1997

              Net sales for fiscal year 1998 were $455.7 million, an increase of $191.4 million over net sales of $264.2 million for fiscal year 1997. Net sales from Snorkel, acquired on November 17, 1997, accounted for $150.5 million of the $191.4 million increase, while net sales for the existing OmniQuip business increased by $40.9 million, or 15.5%.

               Commercial sales of telescopic material handlers for fiscal year 1998 were $242.0 million, an increase of $20.8 million, or 9.4%, over fiscal year 1997 reflecting continued strong market growth partially offset by constraints on manufacturing output due to capacity limitations. Military sales were $21.0 million for fiscal 1998 compared to $4.5 million for fiscal 1997 as a result of increased production under the U.S. Army ATLAS contract. Sales of compact products for fiscal year 1998 were $23.8 million, up $1.5 million, or 6.6%, compared to fiscal year 1997 due to the introduction of a new line of mini-excavators in the second fiscal quarter. Sales of parts and other products for fiscal year 1998 were $31.3 million, an increase of $15.2 million, or 94%, over the 1997 period. Of the $15.2 million increase in parts and other products, $12.9 million resulted from the acquisition of Snorkel and the remaining $2.2 million reflected increased demand for parts driven by the increased population of TRAK and Lull units operating in the field.

              Gross profit for fiscal year 1998 was $106.1 million, an increase of $34.2 million over gross profit of $71.9 million for fiscal year 1997. The increase in gross profit primarily reflected the increase in net sales discussed above. The gross margin decreased to 23.3% for fiscal year 1998 from 27.2% for fiscal year 1997. The decline in gross margin was due to the addition of Snorkel sales at significantly lower gross margin than existing OmniQuip sales, and, to a lesser extent, increased mix of lower margin military sales. Also contributing to the margin decline were manufacturing inefficiencies related to capacity constraints and unsuccessful union organizing activities during the middle of fiscal 1998, higher costs related to the new Millennia series telescopic material handler and higher volume discounts reflecting increased sales to the large national rental companies. It is anticipated that the increased proportion of sales to large national rental companies, including the associated volume discounts, will continue in the foreseeable future.

              Selling, general and administrative ("SG&A") expenses for fiscal year 1998 were $47.4 million, an increase of $19.6 million over SG&A expenses of $27.7 million for fiscal year 1997. Of the $19.6 million increase, $14.9 million resulted from the acquisition of Snorkel. The remainder was a result of higher research and development expenses and increased SG&A expenses to support higher levels of sales. SG&A expenses as a percentage of net sales declined slightly from 10.4% for fiscal year 1998 compared to 10.5% for fiscal year 1997.

              Operating income for fiscal year 1998 was $58.7 million, an increase of $14.5 million, or 32.7%, over operating income of $44.2 million for fiscal year 1997 due to the factors discussed above. Operating margin decreased to 12.9% for fiscal year 1998 from 16.7% for fiscal year 1997. The decline in operating margin reflected the factors described above.

              Interest expense for fiscal year 1998 was $10.3 million, an increase of $4.2 million over interest expense of $6.1 million for fiscal year 1997. The increase in interest expense was due to additional debt incurred to finance the November 1997 acquisition of Snorkel partially offset by a lower average interest rate.

              Other finance charges, which are primarily comprised of dealer-related finance charges, were $2.6 million for fiscal year 1998 compared to $2.2 million for fiscal year 1997. The increase in finance charges was related to increased financing activity at TRAK and Lull primarily resulting from increased sales volume. Other finance charges as a percentage of net sales decreased from 0.8% to 0.6%. The reduction in finance charges as a percentage of sales primarily reflected the fact that, until recently, Lull and Snorkel have not historically incurred such charges.

              Provision for income taxes for fiscal year 1998 was $18.5 million compared to $14.6 million for fiscal year 1997. The increase reflected the increase in income before income taxes of $10.0 million. The Company's effective tax rate was 40.4% for fiscal year 1998 compared to 40.5% for fiscal year 1997.

              Income from continuing operations for fiscal year 1998 was $27.3 million, an increase of $5.9 million over income from continuing operations of $21.4 million for fiscal year 1997, as a result of the factors described above.

              In November 1997, in connection with the refinancing related to the Snorkel acquisition, the Company incurred an extraordinary charge of $0.5 million, net of $0.4 million of income tax benefits, for the write-off of deferred financing charges. In March 1997, in connection with its initial public offering and the application of the proceeds therefrom to repay indebtedness, the Company incurred an extraordinary charge of $0.8 million, net of $0.5 million of income tax benefits, related to pre-payment penalties and write-off of deferred financing charges.

              Net income for fiscal year 1998 was $26.8 million, an increase of $6.2 million from net income of $20.6 million for fiscal year 1997, as a result of the factors described above.

              Basic and diluted earnings per share, before the effect of the extraordinary item discussed above, were $1.92 and $1.90, respectively, for fiscal year 1998. Basic and diluted earnings per share, before the effect of the extraordinary item discussed above, were $1.66 for fiscal year 1997.

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

              Net sales for fiscal year 1997 were $264.2 million, an increase of $139.4 million over net sales of $124.9 million for fiscal year 1996. Sales of commercial telescopic material handlers for fiscal year 1997 were $221.3 million, an increase of $125.1 million over fiscal year 1996. Military sales were $4.5 million for fiscal 1997 compared to $0.7 million for fiscal 1996 due to the start-up of sales under the U.S. Army ATLAS contract, which had only prototype sales in the 1996 period. Sales of compact products for fiscal year 1997 were $22.3 million, up $1.7 million compared to fiscal year 1996. Sales of parts and other products for fiscal year 1997 were $16.1 million, an increase of $8.8 million over the 1996 period. Of the $125.1 million increase in telescopic material handlers, $93.4 million was due to the acquisition of Lull, and the remaining $31.7 million reflected continued strong growth in TRAK's commercial telescopic business. Increased compact products sales were due partly to the acquisition of Lull and increased demand in North America and internationally outside of Europe, offset by reduced shipments to Europe due to the Company's European distributor being acquired by a competitor. Of the $8.8 million increase in parts and other products, $6.6 million resulted from the acquisition of Lull and $2.2 million reflected increased demand for parts driven by the increased population of TRAK units operating in the field.

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

              Selling, general and administrative expenses for fiscal year 1997 were $27.7 million, an increase of $11.4 million over SG&A expenses of $16.3 million for fiscal year 1996. Of the $11.4 million increase, $7.3 million resulted from the acquisition of Lull. SG&A expenses as a percentage of net sales decreased to 10.5% for fiscal year 1997 from 13.1% for fiscal year 1996. This decrease in the SG&A percentage primarily reflected the effect of the acquisition of Lull, whose SG&A percentage has historically been lower than that of TRAK.

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

              Diluted earnings per share for fiscal year 1997 were $1.60, an increase of $1.07 from diluted earnings per share of $0.53 for fiscal year 1996 as a result of the increase in net income described above partially offset by an increase in the weighted average shares outstanding from 11.3 million to 12.8 million.

Capital Resources and Liquidity

              Net cash provided by operating activities of the Company was $17.7 million for fiscal year 1998. Working capital (excluding the effects of changes in cash and current portions of long-term debt) increased by $19.9 million in the period, primarily reflecting a $28.1 million increase in accounts receivable, and a $9.8 million increase in inventories, partially offset by a $15.1 million increase in accounts payable and a $3.7 million increase in accrued liabilities. Accounts receivable increased primarily due to increased sales levels and timing of shipments at the end of the year. Inventories increased due to higher sales volume and capacity constraints which prevented manufacturing operations from achieving the planned production schedules. The increase in accounts payable primarily reflected increased inventory purchases resulting from increases in production schedules. The increase in accrued liabilities primarily reflected increases in accruals related to customer volume rebate programs. Application of customer volume rebates subsequent to September 30, 1998 will adversely impact cash flows in the first and second quarters of fiscal 1999. Net cash used in investing activities was $112.8 million, including $9.9 million for capital expenditures and $102.1 million for acquisition of the net assets of Snorkel. Capital expenditures in fiscal 1998 were primarily for information systems and capacity improvements. These cash requirements were financed with a new credit facility as described below. The cash balance as of September 30, 1998 primarily reflected cash balances of the Company's Australian subsidiary.

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

              Net cash provided by operating activities of the Company was $8.6 million for the fiscal year 1996. Working capital (excluding the effects of changes in cash and current portions of long-term debt) decreased by $1.4 million in the period which primarily reflected increases in accounts payable and other current liabilities partially offset by increases in accounts receivable and inventories. Cash provided by operating activities of the Company for the period was used primarily to finance capital expenditures of $1.4 million, to make payments to former TRAK shareholders of $0.4 million tied to receipt of orders under contracts with the U.S. Army and to repay existing indebtedness. The aggregate purchase price paid by the Company for Lull in August 1996 totaled approximately $69.0 million plus assumed liabilities of $14.6 million. The acquisition was financed with additional borrowings under the Company's amended credit facilities.

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

              During November 1997, in connection with the acquisition of Snorkel, the Company entered into a new credit facility which replaced the existing loan and security agreement. The new agreement provides for a $165.0 million credit facility consisting of a $40.0 million revolving credit facility and a $125.0 million term loan. The term loan requires quarterly principal payments ranging from $2.5 million to $6.25 million commencing on February 28, 1998 with the final maturity on November 17, 2004. Borrowings under the agreement bear interest at a rate that is determined from a pricing grid based on the Company's leverage ratio (debt / EBITDA). At September 30, 1998, the interest rate under this agreement was prime or LIBOR plus 1.0%. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in November 1997 of $0.5 million attributable to the write-off of $0.9 million of unamortized deferred financing fees, net of related tax benefits.

              Amounts outstanding under the credit facility at September 30, 1998 were $138 million. In addition the Company had $0.2 million in outstanding letters of credit under this revolving credit facility. At September 30, 1998, the Company had unused borrowing capacity of $15.8 million under this facility. The Company was in compliance with the financial covenants of its facilities as of September 30, 1998.

              Pursuant to the Snorkel acquisition, the Company will be required to pay an additional purchase price of up to $50 million in May 1999. The additional payment will be equal to the amount of the net sales of Snorkel for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 in excess of $140 million, such additional amount not to exceed $20 million, plus 70% of the amount of the net sales of Snorkel during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. Based on the performance of Snorkel since April 1, 1998, the Company expects this payment to be material and intends to finance such payment through an increase in the existing credit facility. Such an increase in the credit facility would be subject to approval by the banks and will likely result in a higher interest rate.

              As the result of a major capacity expansion program for telescopic material handlers launched in September 1998, the Company's capital expenditures for fiscal year 1999 will be higher than normal. It is expected that total capital expenditures for the year ending September 30, 1999 will be approximately $22 million, approximately $16 million of which is related to the capacity expansion program. These capital expenditures are expected to be financed through internal cash flow and existing credit lines, with the exception of approximately $4 million related to the Oakes, North Dakota building expansion which will most likely be financed through a capital lease. It is anticipated that approximately 75% of the capital spending for fiscal year 1999 will occur in the first half of the fiscal year.

Backlog

              The Company's backlog as of September 30, 1998 was $172.7 million, of which $36.3 million relates to the ATLAS military contract. It is expected that substantially all of the commercial backlog and approximately 80% of the military backlog will be shipped before September 30, 1999.

Market Risk

              In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks, which the Company does not currently consider to be material. These exposures primarily relate to having investments denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements, to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company currently has $67.5 million outstanding under an interest rate swap agreement which fixes LIBOR at 6.24% through November 2004. The Company does not enter into derivative financial instruments for trading purposes.
Market risks that the Company currently has elected not to hedge relate to foreign currency exposure and the portion of the floating rate debt not covered by the interest rate swap.

New Accounting Pronouncements

              In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The statement establishes standards for reporting and display of comprehensive income and components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for years beginning after December 15, 1997. The Company is continuing to analyze SFAS 130 and does not currently expect it to have a significant impact on its financial statement presentation.

              In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The statement requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. SFAS 131 is effective for years beginning after December 15, 1997. The Company is reviewing the applicability of SFAS 131 on its future reporting requirements.

              In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. The Company is continuing to evaluate the provisions of SFAS 133 to determine its impact on financial position and results of operations.

Year 2000

The Company utilizes software and related computer technologies essential to its operations that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. The Company has established a plan, utilizing third-party consultants where necessary, to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. The Company has substantially completed the assessment of its internal systems for year 2000 compliance issues. The Company's plan for remediation includes a combination of repair and replacement of affected systems. For the Company's internal systems at TRAK and Lull, this remediation is an incidental consequence of the ongoing implementation of a new integrated core business system. The Company expects the remediation phase to be completed by June 1999 and for testing to be conducted in July 1999. For the Company's internal systems at Snorkel, this remediation is a software patch for the existing system which has been implemented and is currently being tested. The Company expects that all critical systems will be year 2000 compliant by July 31, 1999. Substantially all of the costs incurred, and expected to be incurred, to achieve year 2000 compliance have been and are a part of ongoing expenditures to upgrade systems. The Company is dependent upon various third parties, including certain product suppliers, to conduct its business operations. The failure of mission-critical third parties to achieve year 2000 compliance could have a material effect on the Company's operations. The Company is presently in the assessment phase of its year 2000 plan with respect to the Company's suppliers, vendors and service providers for year 2000 compliance. The Company expects to complete the assessment phase by March 1999. The Company plans to develop a contingency plan by June 1999 in the event its systems or its mission-critical vendors do not achieve year 2000 compliance. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems or its supply chain, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.

Cautionary Statements Regarding Forward-Looking Statements

              Certain statements included herein are forward-looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including cyclical fluctuations in demand, manufacturing capacity constraints and production inefficiencies, stiffer competition from larger and better capitalized companies, the effects on price and margin of the rapid consolidation of distributors, field warranty campaigns for certain products, loss of, or reduced orders under, the Company's contract for the sale of ATLAS vehicles, issues related to year 2000 compliance, the inability to make complementary acquisitions, or to integrate any such acquisitions, and risks associated with the substantial borrowings that may be necessary to finance acquisitions.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

              The  information  required  by this  item is set  forth  under the
caption  "Market  Risk"  of  Item  7  of  this  Report,   which  information  is
incorporated herein by reference thereto.

Item 8.  Financial Statements and Supplementary Data


                        Report of Independent Accountants


To the Board of Directors
and Stockholders of
OmniQuip International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of OmniQuip International, Inc. and its wholly-owned subsidiaries at September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
St. Louis, Missouri
November 3, 1998

OMNIQUIP INTERNATIONAL, INC.
Consolidated Balance Sheet
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


                                                                                        September 30,
                                                                                    1998            1997
 Assets
 Current assets:
   Cash                                                                         $     4,684     $         5
   Accounts receivable, net                                                          66,580          22,689
   Inventories                                                                       71,065          30,956
   Prepaid expenses and other current assets                                         10,020           6,640
                                                                                -----------    ------------
       Total current assets                                                         152,349          60,290

 Property, plant and equipment, net                                                  41,375          17,130
 Goodwill                                                                           120,746          65,359
 Other assets, net                                                                    1,992           1,519

                                                                                $   316,462     $   144,298
                                                                                ===========     ===========

Liabilities and stockholders' equity
Current liabilities:
   Current portion of long-term debt                                            $    13,750     $     8,625
   Accounts payable                                                                  47,834          20,433
   Accrued liabilities                                                               31,873          16,830
                                                                                -----------     -----------
       Total current liabilities                                                     93,457          45,888
                                                                                -----------     -----------

 Long-term debt                                                                     124,250          25,609
 Other noncurrent liabilities, net                                                      418             422
 Deferred income taxes                                                                3,368           1,981
                                                                                -----------     -----------
                                                                                    128,036          28,012
                                                                                -----------     -----------
Commitments and contingencies (Notes 4, 7, 13 and 15)

 Stockholders' equity:
   Preferred stock, $.01 par value, 1,500,000 shares
    authorized; no shares issued and outstanding
   Common stock, $.01 par value, 100,000,000
    shares authorized;  14,270,000 and 14,250,000
    shares issued and outstanding, respectively                                         143             143
   Additional paid-in capital                                                        44,128          43,726
   Other                                                                              (754)           (352)
   Cumulative translation adjustment                                                (1,657)             ---
   Retained earnings                                                                 53,109          26,881
                                                                                -----------     -----------
       Total stockholders' equity                                                    94,969          70,398
                                                                                -----------     -----------

                                                                                $   316,462     $   144,298
                                                                                ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Consolidated Statement of Income
September 30, 1998
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                   For the Fiscal Year Ended September 30,
                                                                 1998              1997              1996
Net sales                                                        $ 455,653          $ 264,213        $ 124,861
Cost of sales                                                      349,584            192,270           92,688
                                                             --------------   ----------------  ---------------

Gross profit                                                       106,069             71,943           32,173
Selling, general and administrative expenses                        47,365             27,717           16,311
                                                             --------------   ----------------  ---------------

Operating income                                                    58,704             44,226           15,862
                                                             --------------   ----------------  ---------------

Other expenses:
    Interest on indebtedness                                        10,261              5,578            2,384
    Interest on indebtedness - related parties                           -                528            1,050
    Other finance charges                                            2,597              2,259            1,981
    Other, net                                                        (44)               (77)               31
                                                             --------------   ----------------  ---------------

                                                                    12,814              8,288            5,446
                                                             --------------   ----------------  ---------------

Income before income taxes and extraordinary item                   45,890             35,938           10,416
Provision for income taxes                                          18,547             14,556            4,060
                                                             --------------   ----------------  ---------------

Income before extraordinary item                                    27,343             21,382            6,356
Extraordinary item - loss on refinancing of long-term
 debt, net of income tax benefit of $371, $521 and
 $200 in 1998, 1997 and 1996, respectively                           (545)              (782)            (314)
                                                             --------------   ----------------  ---------------

Net income                                                        $ 26,798           $ 20,600         $  6,042
                                                             ==============   ================  ===============

Basic earnings per share:

    Income before extraordinary item                               $  1.92            $  1.66          $  0.56
    Extraordinary item                                              (0.04)             (0.06)           (0.03)
                                                             --------------   ----------------  ---------------

        Net income                                                 $  1.88            $  1.60          $  0.53
                                                             ==============   ================  ===============

Weighted average shares                                             14,261             12,845           11,250
                                                             ==============   ================  ===============

Diluted earnings per share:
    Income before extraordinary item                               $  1.90            $  1.66          $  0.56
    Extraordinary item                                              (0.04)             (0.06)           (0.03)
                                                             --------------   ----------------  ---------------

        Net income                                                 $  1.86            $  1.60          $  0.53
                                                             ==============   ================  ===============

Weighted average shares                                             14,392             12,905           11,250
                                                             ==============   ================  ===============

       The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders' Equity
September 30, 1998
(Dollars in thousands)
--------------------------------------------------------------------------------


                                                  Additional                     Cumulative
                                      Common       paid-in                       translation      Retained
                                      Stock        capital          Other        adjustment       Earnings         Total
Balance, September 30, 1995             $  113        $ 6,240         $  (352)           $  -        $   382        $  6,383

Net income                                   -              -                -              -          6,042           6,042
                                    -----------  -------------  ---------------  -------------  -------------   -------------

Balance, September 30, 1996                113          6,240            (352)              -          6,424          12,425

Common stock issued                         30         37,486                -              -              -          37,516

Net income                                   -              -                -              -         20,600          20,600

Dividends paid                               -              -                -              -          (143)           (143)
                                    -----------  -------------  ---------------  -------------  -------------   -------------

Balance, September 30, 1997                143         43,726            (352)              -         26,881          70,398

Issuance of restricted stock                 -            402            (402)              -              -               -

Cumulative translation adjustment            -              -                -        (1,657)              -         (1,657)

Net income                                   -              -                -              -         26,798          26,798

Dividends paid                               -              -                -              -          (570)           (570)
                                    -----------  -------------  ---------------  -------------  -------------   -------------

Balance, September 30, 1998             $  143       $ 44,128         $  (754)      $ (1,657)       $ 53,109        $ 94,969
                                    ===========  =============  ===============  =============  =============   =============


       The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
September 30, 1998
(Dollars in thousands)
--------------------------------------------------------------------------------


                                                                For the Fiscal Year Ended September 30,
                                                             1998            1997                  1996

Cash flows from operating activities:
    Net income                                              $   26,798      $   20,600         $   6,042
    Adjustments to reconcile net income to net cash
     provided by operating activities, excluding the
     effect of acquisitions:

      Depreciation                                               4,618           2,022             1,175
      Amortization                                               3,285           1,996               571
      Deferred income tax provision (benefit)                    1,983             804             (712)
      Loss on refinancing of long-term debt                        916           1,303               514
      (Increase) decrease in current assets:
        Accounts receivable, net                              (28,090)         (1,011)           (1,264)
        Inventories                                            (9,846)         (3,416)           (3,628)
        Prepaid expenses and other current assets                (742)           (670)              (39)
      Increase (decrease) in current liabilities:
        Accounts payable                                        15,106           (462)             2,397
        Other current liabilities                                3,709             188             3,946
      Other                                                       (22)             241             (433)
                                                         --------------  --------------    --------------
Net cash provided by operating activities                       17,715          21,595             8,569
                                                         --------------  --------------    --------------

Cash flows from investing activities:
    Acquisition of net assets of Lull Industries, Inc.               -               -          (69,007)
    Acquisition of net assets of Snorkel Division of
    Figgie International Inc., net                           (102,111)               -                 -
    Capital expenditures, net                                  (9,921)         (3,021)           (1,404)
    Payments to former TRAK shareholders for
     ATLAS program                                               (527)         (1,025)             (446)
    Other                                                        (274)             247             (133)
                                                         --------------  --------------    --------------
Net cash used in investing activities                        (112,833)         (3,799)          (70,990)
                                                         --------------  --------------    --------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                   125,000               -            74,000
    Proceeds from initial public offering                            -          37,516                 -
    Net borrowings (payments) on revolver                       20,891         (4,332)           (3,542)
    Payments on long-term debt                                (42,125)        (50,885)           (6,500)
    Payments of dividends                                        (570)           (143)                 -
    Financing costs incurred                                   (1,742)               -           (1,485)
                                                         --------------  --------------    --------------

Net cash provided by (used in) financing activities            101,454        (17,844)            62,473
                                                         --------------  --------------    --------------

Effect of exchange rate changes on cash                        (1,657)               -                 -
                                                         --------------  --------------    --------------


       The accompanying notes are an integral part of these consolidated financial statements.



Net change in cash                                               4,679            (48)                52
Cash at beginning of period                                          5              53                 1
                                                         --------------  --------------    --------------
Cash at end of period                                        $   4,684        $      5          $     53
                                                         ==============  ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
Cash paid during the period for:
    Interest on indebtedness                                $   10,156       $   5,622         $   2,619
                                                         ==============  ==============    ==============
    Income taxes                                            $   10,342      $   14,543         $   3,672
                                                         ==============  ==============    ==============


       The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

1.       Organization

         OmniQuip owns 100% of the outstanding common stock of its subsidiaries, TRAK International, Inc. (TRAK), Lull International, Inc. (Lull) and Snorkel International, Inc. (Snorkel). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

         On September 30, 1996, OmniQuip's Board of Directors authorized OmniQuip to split its shares of common stock at a rate of 10 to 1, thereby increasing issued and outstanding shares from 1,000,000 to 10,000,000. On February 19, 1997, OmniQuip's Board of Directors authorized OmniQuip to further split its shares at a rate of 1.125 to 1, thereby increasing issued and outstanding shares from 10,000,000 to 11,250,000. All shares and per share amounts in the accompanying consolidated financial statements and notes have been adjusted to give retroactive effect to the stock splits.

2.       Initial Public Offering

         On March 21, 1997, an initial public offering (Offering) of common stock of OmniQuip International, Inc. (OmniQuip or the Company) was completed. The Company sold 3,000,000 newly issued shares at an offering price of $14.00 per share, less underwriting discounts and commissions. The net proceeds to the Company of $37,516 were used to repay a portion of the Company's outstanding indebtedness. Pursuant to the Offering, Harbour Group Investments III, L.P. (HGI III, L.P.), a significant shareholder of the Company, and an affiliate of HGI III, L.P. sold an additional 5,524,200 and 675,800 shares, respectively (including a total of 1,200,000 shares related to an over-allotment option), at $14.00 per share, less underwriting discounts and commissions. The net proceeds of approximately $72,312 and $8,846, respectively, therefrom were paid directly to HGI III, L.P. and an affiliate of HGI III, L.P.

3.       Secondary Public Offering

         On March 11, 1998, a secondary public offering of the common stock of the Company became effective, in which HGI III, L.P. and an affiliate sold an aggregate of 3,600,000 shares of common stock at an offering price of $25.50 per share, less underwriting discounts and commissions. No proceeds from the secondary public offering were received by the Company.

4.       Acquisitions

         The following table summarizes certain information regarding the Company's acquisitions during the past three years:

         Date                   Name                         Business
         ----                   ----                         --------
    August 16, 1995     TRAK International, Inc.     Manufacturer of telescopic
                                                     material handlers and
                                                     skid steer loaders
    August 15, 1996     Lull Industries, Inc.        Manufacturer of telescopic
                                                     material handlers
   November 17, 1997    Snorkel Division of Figgie   Manufacturer of aerial work
                        International Inc.           platforms

         During the past three years, the Company has made acquisitions which have significantly expanded its product lines. These acquisitions were each accounted for using the purchase method of accounting and

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         financed primarily through bank borrowings, resulting in an increase in the Company's outstanding debt. Results of operations of each acquired company have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of net assets acquired was, in each instance, recorded as goodwill.

         The purchase price for Lull and Snorkel were allocated as follows:

                                                        Lull          Snorkel
                                                 --------------- ---------------

         Accounts receivable, net                       $  7,572        $ 15,801
         Inventories                                      11,232          30,263
         Prepaid expenses and other current assets         1,937           3,234
         Property, plant and equipment                     7,050          18,924
         Goodwill                                         55,841          57,518
         Accounts payable                                (7,392)        (12,295)
         Accrued liabilities                             (7,233)        (11,334)
                                                 --------------- ---------------

                                                        $ 69,007       $ 102,111
                                                 --------------- ---------------

         The following table sets forth pro forma information for the Company as if the acquisition of Snorkel had taken place on October 1, 1996 (after giving effect to certain pro forma adjustments and including the pro forma effects of the Offering). This information is unaudited and does not purport to represent actual revenue, net income and earnings per share had the acquisition and the Offering actually occurred on October 1, 1996.

                                                                                 PRO FORMA INFORMATION
                                                                                      (UNAUDITED)
                                                                               FOR THE FISCAL YEAR ENDED
                                                                                     SEPTEMBER 30,
                                                                                 1998             1997
                                                                             --------------   --------------

         Net sales                                                               $ 471,545        $ 421,345
         Income before extraordinary loss                                           26,473           27,320
         Diluted earnings per common share before extraordinary loss                  1.84             1.92


         Under the TRAK acquisition agreement, the purchase price was increased for orders received from the U.S. Army under contracts for the delivery of rough terrain telescopic material handlers (the ATLAS Program) for a period of five years from August 17, 1995. Amounts paid to TRAK's former owners totaling $1,998 have been reflected as additional goodwill in the accompanying consolidated financial statements. No further payments under the earn-out provisions of the TRAK acquisition agreement will be made to the former TRAK owners.

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         Under the Snorkel acquisition agreement, the purchase price may be increased by up to $50,000 based on Snorkel's net sales between April 1, 1998 and March 31, 1999; such additional purchase price consideration, which is required to be paid in May 1999, is expected to result in additional goodwill for financial reporting purposes. Based on the performance of Snorkel since April 1, 1998, the Company expects this payment to be material and intends to finance such payment through an increase in the existing credit facility. Such an increase in the credit facility would be subject to approval by the banks and will likely result in a higher interest rate.

5.       Summary of Significant Accounting Policies

         The accounting policies utilized by OmniQuip require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The significant accounting policies followed by OmniQuip are described below and are in conformity with generally accepted accounting principles.

         Business
         The Company is principally engaged in the manufacture and sale of rough terrain telescopic material handlers, aerial work platforms and skid steer loaders to commercial customers, national rental fleets and the U.S. Government.

         U.S. Army contract
         The Company was awarded a contract to serve as the sole supplier of ATLAS, a telescopic material handler, for the U.S. Army and related entities. The Company shipments under the contract commenced in fiscal 1997. As discussed in Note 4, the purchase price for TRAK has been adjusted for orders received under the contract.

         Revenue recognition
         Revenue is recognized upon shipment to the customer. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized.

         Foreign currency translation
         The accounts of the Company's  foreign  subsidiaries  are maintained in
         their  respective  local  currencies.   The  accompanying  consolidated
         financial statements have been translated and adjusted to reflect U.S. dollars on the basis presented below.

         Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Adjustments resulting from the process of translating the consolidated amounts into U.S. dollars are accumulated in a separate translation adjustment account, included in stockholders' equity. Common stock and additional paid-in capital are translated at the historical U.S. dollar equivalent in effect at the date of acquisition. Foreign currency transaction gains and losses are included in earnings currently. The foreign currency transaction gains and losses for the year ended September 30, 1998 were not material.

         Cash and cash equivalents
         For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         Relationships with suppliers
         The Company purchases several of its key component parts primarily from specific suppliers. The Company believes that the supply of these components and the number of alternative suppliers are adequate.

         Inventories
         Inventories are stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market. Obsolete or unsalable inventories are reflected at their estimated realizable values.

         Inventories relating to the U.S. Army contract are stated at actual production costs, including manufacturing overhead and direct engineering and tooling costs. The contract costs reimbursed by the U.S. Army are considered progress payments and have been offset against inventories. Title to all inventories related to the U.S. Army contract for which progress payments have been received vests with the U.S. Army.

         Property, plant and equipment
         Property, plant and equipment was recorded at estimated fair market value under the purchase method of accounting as of the acquisition dates for TRAK, Lull and Snorkel as described in Note 4. Additions to property, plant and equipment subsequent to the acquisition dates are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to thirty-nine years.

         Expenditures for repairs, maintenance and minor renewals are charged to income as incurred. Expenditures which improve an asset or extend its estimated useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

         Goodwill
         Goodwill resulting from the acquisitions described in Note 4 is stated at cost and is being amortized on a straight-line basis over 40 years. Amortization expense for the fiscal years ended September 30, 1998, 1997 and 1996 was approximately $2,952, $1,664 and $400, respectively. Accumulated amortization totaled $5,043 and $2,091 at September 30, 1998 and 1997, respectively. The Company assesses the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on an analysis of future expected cash flows from the underlying operations of the Company. Management believes that there has been no impairment at September 30, 1998.

         Other noncurrent assets
         Expenses associated with the issuance of debt instruments are capitalized by the Company and amortized over the respective terms of the debt instruments. Net deferred financing costs included in other assets at September 30, 1998 and 1997 were $1,522 and $941, respectively.

         Research and development costs
         Research and development costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statement of income. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $5,130, $1,996 and $1,572 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         Warranty costs
         The Company provides, by a current charge to income, an amount it estimates will be necessary to cover future warranty obligations for products sold during the year. The Company also provides for specific warranty obligations as necessary and appropriate.

         Income taxes
         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," requiring the use of the liability method of accounting for income taxes. The current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred income taxes are provided for temporary differences between the income tax bases of assets and liabilities, and their carrying amounts for financial reporting purposes.

         Earnings per share
         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which changed the method of computation of earnings per share (EPS). SFAS 128, which was adopted by the Company in fiscal 1998, requires the computation of Basic EPS and Diluted EPS. Basic EPS is based on the weighted average number of outstanding common shares during the period but does not consider dilution for potentially dilutive securities. Diluted EPS reflects the dilutive potential common shares consisting of certain shares subject to stock options. The dilutive potential common shares arising from the effect of outstanding stock options were computed using the treasury stock method, if dilutive. Earnings per share for fiscal 1997 and 1996 have been restated in accordance with SFAS 128. See Note 17 for additional information.

         Fair value of financial instruments
         The Company records all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, other accruals and debt, at cost which approximates fair value.

         Employee stock-based compensation
         The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, the Company applies the intrinsic value method of accounting. For employee stock options accounted for using the intrinsic value method, no compensation expense is recognized because the options are granted with an exercise price equal to the market value of the stock on the date of grant.

         During fiscal 1997, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), became effective for the Company. SFAS 123 prescribed the recognition of compensation expense based on the fair value of options or stock awards determined on the date of grant. However, SFAS 123 allows companies to continue to apply the valuation methods set forth in APB 25. For companies that continue to apply the valuation methods set forth in APB 25, SFAS 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 10 for additional discussion.

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

6.       Financing

         Long-term debt consists of the following:

                                                                                          SEPTEMBER 30,
                                                                                      1998             1997
                                                                                 -------------    ------------
         Revolving  line of credit - principal  due November 17, 2004;  interest due  quarterly  at either  prime,  or LIBOR,  plus an  additional  rate determined from a pricing grid based on the Company's leverage
         ratio; secured by substantially all assets of the Company                  $ 24,000         $   ---

         Term loan -  principal  due in  quarterly  installments  with the final payment due on November  17,  2004;  interest  due  quarterly at either prime, or LIBOR, plus an additional rate determined from a pricing grid based on the Company's leverage ratio; secured by substantially
         all assets of the Company                                                   114,000             ---

         Revolving line of credit - principal due August 16, 2003;  interest due monthly at either  LIBOR plus 2.25% or the bank's  corporate  base rate plus 1.0%; secured by substantially all assets of the Company;
         repaid November 17, 1997                                                        ---           3,109

         Term loan - principal  due in  installments  with the final payment due
         August 16, 2003; interest due monthly at either LIBOR plus 2.50% or the bank's  corporate base rate plus 1.25%;  secured by  substantially  all assets of the Company; $15,000 repaid in 1997 with proceeds from
         the Offering; balance repaid on November 17, 1997                               ---          31,125
                                                                               --------------    ------------
                                                                                     138,000          34,234
         Less - Current portion of long-term debt                                     13,750           8,625
                                                                               --------------    ------------

                                                                                   $ 124,250        $ 25,609
                                                                               --------------    ------------

         During November 1997, in connection with the acquisition of Snorkel, the Company entered into a new credit facility which replaced the Loan and Security Agreement described below. The new agreement provides for a $165,000 credit facility consisting of a $40,000 revolving credit facility and a $125,000 term loan. The term loan requires quarterly principal payments ranging from $2,500 to $6,250 commencing on February 28, 1998 with final maturity on November 17, 2004. Borrowings under the agreement bear interest at prime, or LIBOR, plus an additional rate (ranging from 0.0% to 1.125%) based on the Company's leverage ratio (debt/EBITDA). At September 30, 1998, the interest rate on the Company's borrowings ranged from 6.4% to 8.3%. Amounts outstanding under this credit facility totaled $138,000 at September 30, 1998. In addition, the Company had approximately $200 in outstanding letters of credit and had unused borrowing capacity of approximately $15,800 under this facility.

         In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in November 1997 of $545 attributable to the write-off of $916 unamortized deferred financing fees, net of a related $371 tax benefit.

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         The prior Loan and Security Agreement provided for a revolving line of credit facility and two term loans. The revolving line of credit facility provided for borrowings of up to the lesser of $25,000 or a borrowing base calculated based on percentages of eligible receivables and inventories. Borrowings under this line of credit were due August 16, 2003 and bore interest either at the bank's corporate base rate plus 1.00% or LIBOR plus 2.25%. Borrowings under the term loan were due in quarterly installments which commenced in October 1996 with a final payment in August 2003 and bore interest either at the bank's corporate base rate plus 1.25% or LIBOR plus 2.25%. As discussed above, the Loan and Security Agreement was replaced in November 1997.

         In connection with the repayment of certain debt with proceeds of the Offering described in Note 2, in fiscal 1997, the Company recognized a $782 after-tax extraordinary loss resulting from prepayment fees paid on certain debt and the write-off of applicable capitalized deferred financing costs.

         The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate debt. At September 30, 1998, the interest rate swap agreement had a total notional principal amount of $67,500. This agreement fixes the Company's interest rate on $67,500 of its debt at 6.24% and matures in November 2004.

         The Company's borrowing agreements contain restrictions and requirements, including limitations on dividends, lease rentals, capital expenditures and investments, new indebtedness, achievement of certain earnings levels, and maintenance of a minimum fixed charge and interest ratios and maximum leverage ratios, among others. At September 30, 1998, the Company was in compliance with such covenants.

         Maturities of long-term debt for subsequent fiscal years are as follows:

            1999                                    $ 13,750
            2000                                      15,000
            2001                                      18,750
            2002                                      20,000
            2003                                      20,000
            Thereafter                                50,500
                                                 --------------
                                                    $138,000
                                                 --------------

7.       Lease Commitments

         The Company leases certain of its facilities, equipment and automobiles under noncancelable lease agreements. These leases have been accounted for as operating leases.

         Minimum lease payments for subsequent fiscal years under long-term operating leases in effect at September 30, 1998 are as follows:

            1999                                   $  2,992
            2000                                      2,303
            2001                                      1,577
            2002                                      1,226
            2003                                        883
                                                  --------------

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

            Total minimum lease payments           $  8,981
                                                  --------------

         Rent expense under all operating leases for the fiscal years ended September 30, 1998, 1997 and 1996 was approximately $2,757, $753 and $513, respectively.

8.       Income Taxes

         Income before provision for income taxes and extraordinary losses was taxed under the following jurisdictions:

                                          FOR THE FISCAL YEAR ENDED
                                                SEPTEMBER 30,
                                    1998             1997             1996
                               --------------  ---------------  ----------------

         Domestic              $ 44,435         $ 35,938         $  10,416
         Foreign                  1,455              ---               ---
                               --------------  ---------------  ----------------

                               $ 45,890         $ 35,938         $  10,416
                               --------------  ---------------  ----------------

         The provision for income taxes, including tax benefits associated with extraordinary charges in 1998, 1997 and 1996, is summarized as follows:

                                          FOR THE FISCAL YEAR ENDED
                                                SEPTEMBER 30,
                                    1998             1997             1996
                               --------------  ---------------  ----------------

          Current:
            Federal            $ 13,329         $ 11,206          $  3,890
            State                 2,341            2,025               682
            Foreign                 523              ---               ---
                               --------------  ---------------  ----------------
               Total current     16,193           13,231             4,572
                               --------------  ---------------  ----------------
         Deferred:

            Federal               1,694              655             (661)
            State                   289              149              (51)
                               --------------  ---------------  ----------------
               Total deferred     1,983              804             (712)
                               --------------  ---------------  ----------------

         Provision for         $ 18,176         $ 14,035          $  3,860
          income taxes         --------------  ---------------  ----------------

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         Deferred taxes are comprised of the following:

                                                                SEPTEMBER 30,
                                                            1998             1997

                                                        --------------  ---------------

         Deferred tax assets:

            Accruals and other reserves                      $  5,069         $  3,959
            Inventories                                         2,017            1,799
            Other                                                 935               69
                                                        --------------  ---------------
               Gross deferred tax assets                        8,021            5,827
                                                        --------------  ---------------
         Deferred tax liabilities:
            Property, plant and equipment                     (1,355)          (1,121)
            Goodwill amortization                             (2,049)          (1,125)
            Other                                                  36            (292)
                                                        --------------  ---------------
                                                              (3,368)          (2,538)
                                                        --------------  ---------------
         Net deferred tax asset                              $  4,653         $  3,289
                                                        --------------  ---------------

         Current deferred tax asset                          $  8,021         $  5,270
         Long-term deferred tax liability                     (3,368)          (1,981)
                                                        --------------  ---------------
         Net deferred tax asset                              $  4,653         $  3,289
                                                        --------------  ---------------

         The income tax provision differs from the amount of expense determined by applying the applicable U.S. statutory federal income tax rate to pre-tax results as a result of the following differences for the fiscal years ended:

                                                                    FOR THE FISCAL YEAR ENDED
                                                                            SEPTEMBER 30,
                                                               1998             1997             1996
                                                           --------------   --------------   --------------
         Statutory rate                                         $ 15,741         $ 12,122         $  3,445
         Non-temporary differences:
            State tax provision, net                               1,799            1,342              169
            Other                                                    636              571              246
                                                           --------------   --------------   --------------
               Total provision                                  $ 18,176         $ 14,035         $  3,860
                                                           --------------   --------------   --------------

9.       Retirement plans and related matters

         The Company offers all full-time non-union employees who have completed six months of service a retirement savings plan under Section 401(k) of the Internal Revenue Code. The Company also offers all union employees who have completed 30 days of service a retirement savings plan under
         Section 401(k) of

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         the Internal Revenue Code. For the fiscal years ended September 30, 1998, 1997 and 1996, Company contributions totaled $1,317, $666 and $310, respectively.

         The Company offers an incentive program to all salaried employees based upon a formula related to the Company's operating results and an incentive program to union employees based upon a formula related to productivity improvements. Prior to October 1996, certain participants in the salaried program were allowed to defer a portion of their award. At September 30, 1998 and 1997, the Company had accrued liabilities of $1,383 and $1,759, respectively, relative to such incentive programs. For the fiscal years ended September 30, 1998, 1997 and 1996, expenses relating to these plans were $1,486, $1,785 and $875, respectively.

10.      Stock Option Plans

         The Company has two stock option plans: the 1996 Long-Term Incentive Plan and the 1996 Directors Non-Qualified Stock Option Plan (the Directors Plan). A summary of the status of the Company's stock option plans as of September 30, 1998 and 1997 and the changes during the fiscal years then ended is presented below:

                                                              1998                             1997
                                                 -------------------------------  -------------------------------
                                                                      Weighted-                       Weighted-
                                                                       average                         average
                                                                      exercise                        exercise
                                                    Shares              price         Shares           price
                                                 --------------  ---------------  --------------  ---------------
         Outstanding at beginning of year              438,752           $13.98               -                -
         Granted                                       440,500           $15.97         448,752           $13.87
         Exercised                                           -                -               -                -
         Forfeited                                    (62,002)           $16.85        (10,000)           $14.00
                                                 --------------                   --------------
         Outstanding at end of year                    817,250           $14.84         438,752           $13.98
                                                 ==============                   ==============
         Exercisable at end of year                          -                                -
                                                 ==============                   ==============

         No options were granted as of September 30, 1996.

         The 1996 Long-Term Incentive Plan provides for the granting of four types of awards on a stand-alone, combination or tandem basis, including incentive stock options, non-qualified stock options, restricted shares and performance stock awards, to the Company's executive officers and key employees. The incentive stock option plan allows such employees to purchase shares of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 1,600,000 shares of common stock may be granted under the incentive stock option plan. Options outstanding at September 30, 1998 totaling 732,250 entitle the holders to purchase common stock at prices ranging between $10.75 and $24.50 per share. Options become exercisable with respect to one-fourth of the shares covered thereby on each anniversary of the date of grant, commencing on the second anniversary of the date granted. The right to exercise the options expires 10 years from the date of grant or earlier if an option holder ceases to be employed by the Company. During the year ended September 30, 1998, 20,000 shares of restricted stock were granted. No performance stock awards have been granted by the Company at September 30, 1998.

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         The Directors Plan provides for the granting of options to the Company's directors, who are not employees of the Company, to purchase share of common stock at prices equal to the fair market value of the stock on the date of grant. Options to purchase up to 250,000 shares of common stock may be granted under the Directors Plan. Options outstanding at September 30, 1998 totaling 85,000 entitle the holders to purchase common stock at prices ranging between $13.25 and $14.00 per share. Options become exercisable over a five-year period from the date of grant. All options granted under the Directors Plan expire 10 years from the date of grant.

         The following table summarizes information for options currently outstanding and exercisable at September 30, 1998:

                                          Options outstanding                       Options exercisable
                            ------------------------------------------------   -------------------------------
                                                Weighted
                                                average         Weighted                          Weighted
             Range of                          remaining         average                          average
             exercise           Number        contractual       exercise          Number          exercise
              prices         outstanding          life            price         exercisable        price
         -----------------  ---------------  ---------------  --------------   --------------  ---------------
         $10-13.25                 228,750               10         $ 11.24                -         $  -
         $14-14                    361,750                8         $ 14.00                -            -
         $17-25                    226,750                9         $ 19.81                -            -
                            ---------------                                    --------------
         $10-25                    817,250                9         $ 14.84                -         $  -
                            ---------------                                    --------------


         In conjunction with the Offering, the Company adopted the 1996 Executive Stock Option Plan (Executive Plan) pursuant to which non-qualified stock options were granted to certain existing executive shareholders as of the date the registration statement relating to the Offering became effective to acquire an aggregate 562,500 shares of the Company's common stock, subject to adjustment, by tendering existing common stock in payment thereof. The options were exercised immediately after the Offering and the Executive Plan was subsequently terminated. The exercise price of all options was the current market price on the date of exercise and all options were exercised by exchanging shares of previously owned common stock. The grant and exercise of options under the Executive Plan did not result in any increase in the beneficial ownership of common stock by the plan participants from the number of shares owned at the time of the Offering. Under the terms of the Executive Plan, the shares of common stock issued pursuant to the exercise of the options became freely transferable, subject to the restriction of the Stockholder Agreements with each of the executive shareholders, on the last day of the sixth full month following the date of exercise of such options. The provisions of the Stockholder Agreements, which are subject to modification or waiver by the Company, generally permit the sale of 25% of such shares one year after the Offering, an aggregate 50% of such shares two years after the Offering, an aggregate 75% of such shares three years after the Offering and 100% of such shares four years after the Offering. The shares tendered in exercise of options granted under the Executive Plan were issued under promissory notes due in September 2005 as discussed in Note 12.

         Pro forma disclosures
         The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the stock options because the options were granted with an exercise price equal to the stock price on the date of grant. Had compensation costs for the Company's stock option plans been determined based on the fair value of the options on the grant dates consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         share would have been reduced to the pro forma amounts indicated below. Due to the adoption of the methodology prescribed by SFAS 123, the pro forma results shown below only reflect the impact of stock option awards granted in fiscal 1998 and 1997. Because future stock option awards may be granted, the pro forma impact for fiscal 1998 and 1997 is not necessarily indicative of the impact in future years.

                                                    FOR THE FISCAL YEAR ENDED
                                                           SEPTEMBER 30,
                                                       1998             1997
                                                 --------------   --------------
         Net income:
            As reported                             $ 26,798         $ 20,600
            Pro forma                               $ 25,828         $ 20,199

         Diluted earnings per common share:
            As reported                             $   1.86          $  1.60
            Pro forma                               $   1.79          $  1.58

         The fair value of the options granted (which is amortized over the option vesting period in determining the pro forma impact), is estimated on the date of grant using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

                                                    FOR THE FISCAL YEAR ENDED
                                                           SEPTEMBER 30,
                                                       1998             1997
                                                 --------------   --------------

         Expected life of options                    6 years           6 years

         Risk-free interest rates               4.64 - 5.84%      6.29 - 6.85%

         Expected volatility of stock                    57%               65%

         Expected dividend yield                   0.2%-0.3%              0.1%

         The weighted average fair value of options granted during the fiscal years ended September 30, 1998 and 1997, was $8.06 and $8.99 per share, respectively.

11.      Postretirement benefits

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (OPEB or SFAS 106). This standard requires recognition of the cost of providing postretirement benefits during an employee's period of service.

         The Company provides health care and life insurance benefits for certain employees who retired prior to November 13, 1987 (less than 30 retirees at September 30, 1998). Management plans to fund the premiums as incurred, net of reimbursements received by plan participants. At September 30, 1998 and 1997,

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         respectively, the Company had a $418 and $422 accrued postretirement benefit obligation, which is included in "other noncurrent liabilities, net" in the accompanying financial statements. There are no plan assets. For measurement purposes, a 7.5% and 8.5% annual rate of increase in health care premiums was assumed for 1998 and 1997, respectively; this rate was assumed to decrease 1% per year to 5.5% in 2000 and remain at that level thereafter. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 7.0% and 7.5% at September 30, 1998 and 1997, respectively. The obligation was calculated utilizing the 1983 group annuity mortality tables.

         The annual periodic postretirement benefit cost for the plan years beginning July 1, 1998, July 1, 1997 and July 1, 1996 is immaterial.

12.      Related parties

         Under terms of a management consulting and advisory services agreement, an affiliate of HGI III, L.P. charges the Company for direct management and administrative services provided to the Company based on actual, direct costs for such services. Charges of $141, $601 and $668 were recorded by the Company during the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

         Under terms of a management consulting and advisory services agreement, the Company has paid fees totaling $1,224 to affiliates of HGI III, L.P. in consideration of services provided in identifying, negotiating and consummating the acquisitions of TRAK, Lull and Snorkel (as described in Note 4); such amount has been capitalized as acquisition costs and is included in goodwill.

         In periods prior to the Offering in March 1997, certain members of management have purchased shares of the Company's stock at prices determined by the Board of Directors. The purchase price of the shares has been financed by recourse promissory notes payable to the Company with the shares pledged as security. Such notes are included in stockholders' equity in the accompanying consolidated financial statements.

13.      Customer financing arrangements

         The Company has financing arrangements with certain third-party financing institutions to facilitate dealer purchases of equipment under floor plan and rental fleet arrangements. The aggregate outstanding loan balance on a consolidated basis under these agreements at September 30, 1998 and 1997 approximated $62,351 and $74,994, respectively. Under the Company's agreements, the Company either provides a back-up guarantee of a dealer's credit or an undertaking to repurchase equipment at a discounted price at specified times and under specified circumstances. The Company's actual exposure under these financing arrangements is significantly less than the nominal amount outstanding. Aggregate losses under substantially all of the Company's guarantee obligations to third party lenders with respect to the Company's dealers in each of the calendar years 1998 and 1997 are limited to the greater of $1,500 or 5% of the outstanding loan balance at the previous calendar year end (approximately $55,000 and $47,157 at December 31, 1997 and 1996, respectively).

         The Company maintains a reserve for potential repurchases of loans in default under the floor plan arrangements described above. This reserve is included in other current liabilities and totaled approximately $909 and $949 at September 30, 1998 and 1997, respectively. Historically, losses under the repurchase provisions of the floor plan arrangements have not been material and have been within management's expectations.

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

         In conjunction with these floor plan arrangements, the Company incurs dealer-related financing charges at varying rates for a maximum period of six months. The financing charges incurred by the Company for the fiscal years ended September 30, 1998, 1997 and 1996 for all outstanding customer financing arrangements totaled $2,597, $2,259 and $1,981, respectively.

14.      Concentrations of credit

         The Company principally sells its products through a distribution network and through national rental fleets. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations. Including the effects of the consolidation of certain of the Company's customers in fiscal 1998, at September 30, 1998 and 1997, the Company's five largest customers represented approximately 29% and 17%, respectively, of trade receivables. In addition, sales to such customers for the fiscal years ended September 30, 1998, 1997 and 1996 approximated 46%, 22% and 21%, respectively, of the Company's net sales. In the fiscal year ended September 30, 1998, two individual customers each accounted for more than 10% of net sales. No individual customer accounted for more than 10% of net sales for the fiscal years ended September 30, 1997 and 1996.

15.      Contingencies

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

16.      Supplemental balance sheet information

                                                         September 30,
                                                     1998              1997
                                                --------------    --------------
         Accounts receivable:
            Trade receivables                      $ 67,610          $ 22,040
            Less allowance for doubtful accounts    (1,295)             (504)
            Other receivables                           265             1,153
                                                --------------    --------------
                                                   $ 66,580          $ 22,689
                                                ==============    ==============


                                                         September 30,
                                                     1998              1997
                                                --------------    --------------
         Inventories:
            Finished goods                        $ 15,651          $  6,090
            Work in process                         11,751             3,694
            Raw materials                           43,521            18,313
            Unbilled government contract costs         142             2,859
                                                --------------    --------------
                                                  $ 71,065          $ 30,956
                                                ==============    ==============

OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


         Prepaid expenses and other current assets:
            Deferred income taxes                 $  8,021          $  5,270
            Other                                    1,999             1,370
                                                --------------    --------------
                                                  $ 10,020          $  6,640
                                                ==============    ==============

         Property, plant and equipment:
            Machinery and equipment               $ 35,040          $ 11,265
            Buildings and building improvements     11,814             7,465
            Land and land improvements               1,010               851
            Construction in progress                 1,294               763
                                                --------------    --------------
            Total property, plant and equipment,
               at cost                              49,158            20,344
            Less:  accumulated depreciation         (7,783)           (3,214)
                                                --------------    --------------
                                                  $ 41,375          $ 17,130
                                                ==============    ==============

         Accrued liabilities:
          Accrued employee compensation and benefits,
           including related taxes                $  4,648          $  2,314
          Accrued customer rebates                   8,747             5,043
          Other accrued warranty                     6,470             3,306
          Accrued incentive compensation             1,383             1,571
          Product liability reserves                 1,639             1,118
          Accrued income taxes                       4,072
          Other                                      4,914             3,478
                                               --------------     --------------
                                                  $ 31,873          $ 16,830
                                               ==============     ==============

17.      Earnings per share of common stock

         In accordance with SFAS 128, the following represents reconciliations of income before extraordinary loss and weighted average shares outstanding between basic and diluted earnings per share for the fiscal years ended September 30, 1998, 1997 and 1996:

                                                      For the fiscal year ended September 30, (in thousands)
                                                 1998                          1997                          1996
                                        Income before                 Income before                Income before
                                        extraordinary                 extraordinary                extraordinary
                                            loss        Shares            loss         Shares           loss        Shares
         Basic                                $ 27,343    14,261             $ 21,382    12,845            $ 6,356    11,250
         Effect of dilutive securities:
            Stock options                            -       131                    -        60                  -         -
                                       --------------------------   ----------------------------  ---------------------------
         Diluted                              $ 27,343    14,392             $ 21,382    12,905            $ 6,356    11,250
                                       ==========================   ============================  ===========================


OMNIQUIP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 1998
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

18.      Quarterly financial data (unaudited)

         Summarized, unaudited quarterly financial data for fiscal 1998, 1997 and 1996 appears below:

                                                                             For the fiscal year ended
                                                                                     September 30,
                                                                        1998            1997            1996
                                                                    --------------  --------------  --------------
         Net Sales
            First Quarter                                                $ 84,575        $ 59,166        $ 23,487
            Second Quarter                                                119,378          63,452          27,578
            Third Quarter                                                 119,654          74,708          30,449
            Fourth Quarter                                                132,046          66,887          43,347
                                                                    --------------  --------------  --------------
                                                                        $ 455,653       $ 264,213       $ 124,861
                                                                    =============   ==============  ==============

         Gross Profit
            First Quarter                                                $ 21,142        $ 15,279        $  6,156
            Second Quarter                                                 27,493          17,107           7,234
            Third Quarter                                                  27,496          20,413           7,745
            Fourth Quarter                                                 29,938          19,144          11,038
                                                                    --------------  --------------  --------------
                                                                        $ 106,069        $ 71,943        $ 32,173
                                                                    =============   ==============  ==============

         Net Income
            First Quarter                                                $  4,995        $  3,978         $   963
            Second Quarter                                                  6,899           4,015           1,352
            Third Quarter                                                   6,939           6,643           1,573
            Fourth Quarter                                                  7,965           5,964           2,154
                                                                    --------------  --------------  --------------
                                                                         $ 26,798        $ 20,600        $  6,042
                                                                    =============   ==============  ==============

         Diluted Earnings Per Share
            First Quarter                                                 $  0.35         $  0.35         $  0.09
            Second Quarter                                                   0.48            0.35            0.12
            Third Quarter                                                    0.48            0.46            0.13
            Fourth Quarter                                                   0.56            0.41            0.19


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

              A definitive proxy statement is expected to be filed with the Securities and Exchange Commission (the "Commission") on or about January 7, 1999. The information required by this item is set forth under the caption "Election of Directors", under the caption "Executive Officers" and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement, which information is incorporated herein by reference thereto.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.  Financial Statements

              The following consolidated financial statements of the Company and its subsidiaries and report of independent accountants are filed as a part of this Report:

    Report of Independent Accountants

    Consolidated   Balance  Sheets  at  September  30,  1998  and  1997

    Consolidated Statements of Income for the fiscal years ended September 30, 1998, 1997 and 1996

    Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended September 30, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

    Report of Independent Accountants on Financial Statement Schedule        S-1

    Schedule II - Rule 12-09 Valuation and Qualifying Accounts and           S-2
    Reserves for the Fiscal Years Ended September 30, 1998 and 1997

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

              The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

4.  Reports on Form 8-K

              On August 21, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the adoption of a Rights Agreement and declaration by the Board of Directors of the Company of a dividend distribution of one Right for each outstanding share of Common Stock of the Company to stockholders of record at the close of business on August 31, 1998.

                                INDEX TO EXHIBITS

Exhibit                              Description
-------                              -----------

2.1 Asset Purchase Agreement, dated as of July 19, 1997, by and among Figgie International Inc., Figgie International Real Estate Inc., Figgie Properties Inc., Figgie Licensing Corporation, Figgie Risk Management Co. and SKL Lift, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 2, 1997 (the "December 1997 8-K") and incorporated herein by reference thereto)
2.2 Amendment, dated as of November 9, 1997, by and between Figgie International Inc. and SKL Lift, Inc. (filed as Exhibit 2.2 to the December 1997 8-K and incorporated herein by reference thereto)
3.1      Restated  Certificate  of  Incorporation  of the  Registrant  (filed as
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-13181), filed with the Commission on October 1, 1996, as amended on November 12, 1996 and February 20, 1997 (the "Registration Statement") and incorporated herein by reference thereto)
3.2 Amended By-laws of the Registrant (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on October 2, 1998 (the "October 1998 8-K") and incorporated herein by reference thereto)
4.1 Rights Agreement, dated as of August 21, 1998, by and between OmniQuip International, Inc. and First Chicago Trust Company of New York, as Rights Agent. The Rights Agreement includes as Exhibit A thereto the Certificate of Designations, Preferences and Rights of Series A Preferred Stock of OmniQuip International, Inc., as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto the Summary of Rights to Purchase Series A Preferred Stock (filed as Exhibit 4 to the Company's Current Report on Form 8-K filed with the Commission on August 21, 1998 and incorporated herein by reference thereto)
4.2 Amendment No. 1 to Rights Agreement, dated as of October 2, 1998, by and between OmniQuip International, Inc. and First Chicago Trust Company of New York, as Rights Agent (filed as Exhibit 4 to the October 1998 8-K and incorporated herein by reference thereto)
*10.1 Purchase and Stockholder Agreement, dated September 20, 1995, by and between Uniquip Corporation and P. Enoch Stiff (filed as Exhibit 10.1 to the Registration Statement and incorporated herein by reference thereto)
*10.2 Stock Pledge Agreement, dated September 20, 1995, by and between P. Enoch Stiff and Uniquip Corporation (filed as Exhibit 10.2 to the Registration Statement and incorporated herein by reference thereto)
*10.3 $126,859 Promissory Note, dated September 20, 1995, by P. Enoch Stiff to Uniquip Corporation (filed as Exhibit 10.3 to the Registration Statement and incorporated herein by reference thereto)
*10.4 Letter Agreement, dated September 20, 1995, by and between P. Enoch Stiff and Uniquip Corporation (filed as Exhibit 10.4 to the Registration Statement and incorporated herein by reference thereto)
*10.5 Amendment to Promissory Note and Stock Pledge Agreement, dated September 30, 1996, by and between OmniQuip International, Inc. and P. Enoch Stiff (filed as Exhibit 10.5 to the Registration Statement and incorporated herein by reference thereto)
*10.6 Investment Agreement, dated August 16, 1995, by and between P. Enoch Stiff and Harbour Group Investments III, L.P. (filed as Exhibit 10.6 to the Registration Statement and incorporated herein by reference thereto)
*10.7 Participation Agreement, dated August 16, 1995, by and between P. Enoch Stiff and Harbour Group Investments III, L.P. (filed as Exhibit 10.7 to the Registration Statement and incorporated herein by reference thereto)
*10.8 Purchase and Stockholder Agreement, dated September 20, 1995, by and between Uniquip Corporation and James H. Hook (filed as Exhibit 10.8 to the Registration Statement and incorporated herein by reference thereto)
*10.9    Stock Pledge Agreement,  dated September 20, 1995, by and between James
         H.  Hook  and

         Uniquip Corporation (filed as Exhibit 10.9 to the Registration Statement and incorporated herein by reference thereto)
*10.10 $47,572 Promissory Note, dated September 20, 1995, by James H. Hook to Uniquip Corporation (filed as Exhibit 10.10 to the Registration Statement and incorporated herein by reference thereto)
*10.11 Letter Agreement, dated September 20, 1995, by and between James H. Hook and Uniquip Corporation (filed as Exhibit 10.11 to the Registration Statement and incorporated herein by reference thereto)
*10.12 Amendment to Promissory Note and Stock Pledge Agreement, dated September 30, 1996, by and between OmniQuip International, Inc. and James H. Hook (filed as Exhibit 10.12 to the Registration Statement and incorporated herein by reference thereto)
*10.13 Purchase and Stockholder Agreement, dated September 20, 1995, by and between Uniquip Corporation and Curtis J. Laetz (filed as Exhibit 10.13 to the Registration Statement and incorporated herein by reference thereto)
*10.14   Stock Pledge Agreement, dated September 20, 1995, by and between Curtis
         J. Laetz and Uniquip Corporation (filed as Exhibit 10.14 to the Registration Statement and incorporated herein by reference thereto)
*10.15 $47,572 Promissory Note, dated September 20, 1995, by Curtis J. Laetz to Uniquip Corporation (filed as Exhibit 10.15 to the Registration Statement and incorporated herein by reference thereto)
*10.16 Letter Agreement, dated September 20, 1995, by and between Curtis J. Laetz and Uniquip Corporation (filed as Exhibit 10.16 to the Registration Statement and incorporated herein by reference thereto)
*10.17 Amendment to Promissory Note and Stock Pledge Agreement, dated September 30, 1996, by and between OmniQuip International, Inc. and Curtis J. Laetz (filed as Exhibit 10.17 to the Registration Statement and incorporated herein by reference thereto)
*10.18 Purchase and Stockholder Agreement, dated September 20, 1995, by and between Uniquip Corporation and Robert D. Melin (filed as Exhibit 10.18 to the Registration Statement and incorporated herein by reference thereto)
*10.19   Stock Pledge Agreement, dated September 20, 1995, by and between Robert
         D. Melin and Uniquip Corporation (filed as Exhibit 10.19 to the Registration Statement and incorporated herein by reference thereto)
*10.20 $47,572 Promissory Note, dated September 20, 1995, by Robert D. Melin to Uniquip Corporation (filed as Exhibit 10.20 to the Registration Statement and incorporated herein by reference thereto)
*10.21 Letter Agreement, dated September 20, 1995, by and between Robert D. Melin and Uniquip Corporation (filed as Exhibit 10.21 to the Registration Statement and incorporated herein by reference thereto)
*10.22 Amendment to Promissory Note and Stock Pledge Agreement, dated September 30, 1996, by and between OmniQuip International, Inc. and Robert D. Melin (filed as Exhibit 10.22 to the Registration Statement and incorporated herein by reference thereto)
*10.23 Purchase and Stockholder Agreement, dated September 20, 1995, by and between Uniquip Corporation and Paul D. Roblee (filed as Exhibit 10.23 to the Registration Statement and incorporated herein by reference thereto)
*10.24   Stock Pledge  Agreement,  dated September 20, 1995, by and between Paul
         D. Roblee and Uniquip Corporation (filed as Exhibit 10.24 to the Registration Statement and incorporated herein by reference thereto)
*10.25 $47,572 Promissory Note, dated September 20, 1995, by Paul D. Roblee to Uniquip Corporation (filed as Exhibit 10.25 to the Registration Statement and incorporated herein by reference thereto)
*10.26 Letter Agreement, dated September 20, 1995, by and between Paul D. Roblee and Uniquip Corporation (filed as Exhibit 10.26 to the Registration Statement and incorporated herein by reference thereto)
*10.27 Amendment to Promissory Note and Stock Pledge Agreement, dated September 30, 1996, by and between OmniQuip  International,  Inc. and Paul D. Roblee (filed as
         Exhibit 10.27 to the Registration Statement and incorporated herein by reference thereto)
*10.28   OmniQuip International, Inc. 1996 Executive Stock Option Plan (filed as
         Exhibit 10.28 to the Registration Statement and incorporated herein by reference thereto)
*10.29 Form of Option Agreement pursuant to the OmniQuip International, Inc. 1996 Executive Stock Option Plan (filed as Exhibit 10.29 to the Registration Statement and incorporated herein by reference thereto)
*10.30   OmniQuip  International,  Inc. 1996 Long Term  Incentive Plan (filed as
         Exhibit 10.30 to the Registration Statement and incorporated herein by reference thereto)
*10.31 OmniQuip International, Inc. 1996 Directors Non-Qualified Stock Option Plan (filed as Exhibit 10.31 to the Registration Statement and incorporated herein by reference thereto)
*10.32 Form of Option Agreement pursuant to the OmniQuip International, Inc. 1996 Directors Non-Qualified Stock Option Plan (filed as Exhibit 10.32 to the Registration Statement and incorporated herein by reference thereto)
10.33 Insurance Agreement, dated September 27, 1996, by and between Harbour Group Ltd. and Uniquip Corporation (filed as Exhibit 10.39 to the Registration Statement and incorporated herein by reference thereto)
10.34 Corporate Development Consulting and Advisory Services Letter Agreement, dated September 30, 1996, by and between OmniQuip International, Inc. and Harbour Group Industries, Inc. (filed as
         Exhibit 10.40 to the Registration Statement and incorporated herein by reference thereto)
10.35 Operations Consulting and Advisory Services Letter Agreement, dated September 30, 1996, by and between OmniQuip International, Inc. and Harbour Group Ltd. (filed as Exhibit 10.41 to the Registration Statement and incorporated herein by reference thereto)
10.36 Collective Bargaining Agreement, effective from November 1, 1994 to October 31, 1998, by and between TRAK International, Inc. and Local 1430, District No. 10 International Association of Machinists and Aerospace Workers (filed as Exhibit 10.48 to the Registration Statement and incorporated herein by reference thereto)
10.37 Contract No. DAAE0795DR012 between TRAK International, Inc. and U.S. Army Tank-Automotive Command (filed as Exhibit 10.49P to the Registration Statement and incorporated herein by reference thereto)
10.38 Floorplan Repurchase Agreement, dated October 2, 1990, by and between TRAK International, Inc. and Deutsche Financial Services and Addendum to Floorplan Repurchase Agreement, dated June 14, 1993, by and between TRAK International, Inc. and Deutsche Financial Services (Deutsche Financial Services as successor to ITT Commercial Finance Corp. and ITT Commercial Finance, a division of ITT Industries of Canada Ltd.) (filed as Exhibit 10.50 to the Registration Statement and incorporated herein by reference thereto)
10.39 Letter Agreement, dated August 21, 1996, by and between TRAK International, Inc. and Deutsche Financial Services (filed as Exhibit
         10.51 to the Registration Statement and incorporated herein by reference thereto)
10.40 Agreement, dated January 19, 1995, between CBM Industries, Inc., d/b/a RJ Associates and Lull Industries, Inc. (filed as Exhibit 10.53 to the Registration Statement and incorporated herein by reference thereto)

10.41 Industrial Park Lease, dated April 1, 1995, by and between the City of Oakes and Lull Industries, Inc. (filed as Exhibit 10.54 to the Registration Statement and incorporated herein by reference thereto)
10.42 Indemnification Agreement by and among OmniQuip International, Inc., Harbour Group Investments III, L.P. and Uniquip-HGI Associates, L.P. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1997 (the "May 1997 10-Q") and incorporated herein by reference thereto)
10.43 Underwriting Agreement, dated March 20, 1997, by and among OmniQuip International, Inc., Harbour Group Investments III, L.P., Uniquip-HGI Associates, L.P., and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Schroder Wertheim & Co. Incorporated and Robert W. Baird & Co. Incorporated, as representatives of the several U.S. underwriters, and

         Morgan Stanley & Co. International Limited, Credit Suisse First Boston (Europe) Limited, J. Henry Schroder & Co. Limited and Robert W. Baird & Co. Incorporated, as representatives of the several international underwriters (filed as Exhibit 10.1 to the May 1997 10-Q and incorporated herein by reference thereto)
10.44 Credit Agreement, dated November 17, 1997, by and among OmniQuip International, Inc., the certain lending institutions party thereto from time to time, Morgan Stanley Senior Funding, Inc. as Syndication Agent and Arranger, and First Union National Bank, as Administrative Agent and Co-Arranger (filed as Exhibit 10 to the December 1997 8-K and incorporated herein by reference thereto)
10.45 Business Premises Lease Agreement, dated October 27, 1997, by and between Garden Way Incorporated and TRAK International, Inc. (filed as
         Exhibit 10.55 to the Company's Annual Report on Form 10-K filed with the Commission on December 24, 1997 (the "1997 Form 10-K") and incorporated herein by reference thereto)
10.46 Lease Agreement, dated May 15, 1997, by and between B.M.S. Management, Inc. and Snorkel, a division of Figgie International Inc. (filed as
         Exhibit 10.56 to the 1997 Form 10-K and incorporated herein by reference thereto)
10.47 Lease Agreement, dated February 1, 1994, by and between SJ Associates, L.P. and Snorkel-Economy, a division of Figgie International Inc. (filed as Exhibit 10.57 to the 1997 Form 10-K and incorporated herein by reference thereto)
10.48 Land Lease, dated as of November 17, 1997, by and between SKL Lift, Inc. and Figgie International Real Estate Inc. (filed as Exhibit 10.58 to the 1997 Form 10-K and incorporated herein by reference thereto)
10.49 Deed of Lease, dated as of November 17, 1997, by and between Snorkel Elevating Work Platforms Limited and Figgie International Real Estate Inc. (filed as Exhibit 10.59 to the 1997 Form 10-K and incorporated herein by reference thereto)
10.50 Agreement for Trademark Assignment and License-Back, dated as of November 17, 1997, by and between Iveco Magirus Brandschutztechnik GmbH, Figgie International Inc. and SKL Lift, Inc. (filed as Exhibit
         10.60 to the  1997  Form  10-K and  incorporated  herein  by  reference thereto)
*10.51 Amended and Restated Management Agreement dated as of June 9, 1997 between Figgie International Inc. and Richard A. Solon (filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on February 17, 1998 (the "February 1998 10-Q") and incorporated herein by reference thereto)
10.52 Non-Competition Agreement dated as of June 9, 1997 between Figgie International Inc. and Richard A. Solon (filed as Exhibit 10.2 to the February 1998 10-Q and incorporated herein by reference thereto)
10.53 Underwriting Agreement, dated March 11, 1998, by and among OmniQuip International, Inc., P. Enoch Stiff, Harbour Group Investments III, L.P., Uniquip-HGI Associates, L.P. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Schroder & Co. Inc. and Robert W. Baird & Co. Incorporated, as representatives of the several U.S. underwriters, and Morgan Stanley & Co. International Limited, Credit Suisse First Boston (Europe) Limited, J. Henry Schroder & Co. Limited and Robert W. Baird & Co. Incorporated, as representatives of the several international underwriters (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1998 (the "May 1998 10-Q") and incorporated herein by reference thereto)
10.54 Indemnification Agreement, dated March 11, 1998, by and among OmniQuip International, Inc., Harbour Group Investments III, L.P., Uniquip-HGI Associates, L.P. and P. Enoch Stiff (filed as Exhibit 10.2 to the May 1998 10-Q and incorporated herein by reference thereto)
10.55 Lease, dated as of June 30, 1998, between PW Investment LLC and TRAK International, Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 10, 1998 and incorporated herein by reference thereto)
10.56 Lease Agreement, dated August 19, 1998, by and between Duke Realty Minnesota, LLC and Lull International, Inc.
10.57 Collective Bargaining Agreement, effective from November 1, 1998 to October 31, 2003, by and between TRAK International, Inc. and Local 1430, District No. 10 International Association of Machinists and Aerospace Workers

*10.58 Letter Agreement, dated October 1, 1998, by and between OmniQuip International, Inc. and P. Enoch Stiff
*10.59 Letter Agreement, dated October 1, 1998, by and between OmniQuip International, Inc. and Curtis J. Laetz
*10.60 Letter Agreement, dated October 1, 1998, by and between OmniQuip International, Inc. and Richard G. Mueller
*10.61 Letter Agreement, dated October 1, 1998, by and between OmniQuip International, Inc. and Richard A. Solon
    21   Subsidiaries of the Registrant
    23   Consent of PricewaterhouseCoopers LLP
    24   Powers of Attorney
    27   Financial Data Schedule

*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OmniQuip International, Inc.

                                      By:/s/ Philip G. Franklin
                                         ------------------------
                                         Philip G. Franklin
                                         Vice President-Finance, Chief Financial
                                         Officer, Treasurer and Secretary

December 28, 1998

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 1998.

            *                 President, Chief Executive Officer and Director
________________________      (Principal executive officer)
     P. Enoch Stiff


/s/ Philip G. Franklin        Vice President - Finance, Chief Financial Officer,
________________________      Treasurer and Secretary (Principal financial and
    Philip G. Franklin        accounting officer)


            *                 Director and Chairman of the Board
------------------------
  Donald E. Nickelson


            *                 Director
------------------------
     Peter S. Finley


            *                 Director
------------------------
      Jeffrey L. Fox


            *                 Director
------------------------
     Samuel A. Hamacher


            *                 Director
------------------------
       Paul W. Jones


            *                 Director
------------------------
      Jerry E. Ritter

            *                 Director
------------------------
  Joseph F. Shaughnessy


            *                 Director
------------------------
    Robert L. Virgil


By: /s/ Philip G. Franklin
   -----------------------
   Philip G. Franklin
   Attorney-in-Fact



------------------

* Such signature has been affixed pursuant to the following Power of Attorney:

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints P. Enoch Stiff, Philip G. Franklin, Curtis J. Laetz and Glenda Moehlenpah, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the 1998 Annual Report on Form 10-K of OmniQuip International, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary as fully to all intents and purposes as he might or could do in person, and hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and
    Stockholders of OmniQuip International, Inc.



Our audits of the consolidated financial statements referred to in our report dated November 3, 1998, listed at Item 14. 1. of the Annual Report on Form 10-K of OmniQuip International, Inc. for the fiscal year ended September 30, 1998 also included an audit of the Financial Statement Schedule listed at Item 14. 2. of such Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

St. Louis, Missouri
November 3, 1998

                                                                     SCHEDULE II

                          OMNIQUIP INTERNATIONAL, INC.

            Rule 12-09 Valuation and Qualifying Accounts and Reserves
                  for the Fiscal Year Ended September 30, 1998
                                 (in thousands)

                 Column A                     Column B             Column C              Column D     Column E
-------------------------------------------- ------------  -------------------------- ------------   -----------
                                                                   Additions
                                                           --------------------------
                                             Balance at    Charged to                                Balance at
                                              Beginning     Costs and    Charged to                    End of
                                                 of         Expenses       Other                       Period
      Valuation and Reserve Accounts           Period                   Accounts(1)   Deductions
-------------------------------------------- ------------  ------------ ------------- ------------   -----------

Accounts receivable reserve............      $   504       $153         $  753        $ 115          $1,295
                                             =======       ====         ======        =====          ======
Excess and obsolete inventory
   reserves............................      $2,273        $  7         $1,808        $ 439          $3,649
                                             ======        ====         ======        =====          ======


(1) Relates to the acquisition of Snorkel on November 17, 1997.


            Rule 12-09 Valuation and Qualifying Accounts and Reserves
                  for the Fiscal Year Ended September 30, 1997
                                 (in thousands)

                 Column A                     Column B             Column C             Column D     Column E
-------------------------------------------- ------------  ------------------------- ------------   -----------
                                                                  Additions
                                                           -------------------------
                                             Balance at    Charged to                               Balance at
                                              Beginning     Costs and   Charged to                    End of
                                                 of         Expenses       Other                      Period
      Valuation and Reserve Accounts           Period                    Accounts    Deductions
-------------------------------------------- ------------  ------------ ------------ ------------   -----------
Accounts receivable reserve............      $   351       $164         $   --       $  11          $   504
                                             =======       ====         ======       =====          =======
Excess and obsolete inventory
   reserves............................      $2,482        $420         $   --       $629           $2,273
                                             ======        ====         ======       ====           ======