Form 10-Q
period 1998-12-31
OMNIQUIP INTERNATIONAL INC
filed 1999-02-11
CIK 1023973

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 1998
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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
                       (2) has been subject to such filing
                       requirements for the past 90 days.
                                    Yes X No

          The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 10, 1999 was 14,271,000.

OMNIQUIP INTERNATIONAL, INC.
Index
--------------------------------------------------------------------------------

                                                                          Page
                                                                          Number
                                                                          ------
Part I  Financial Information

        Item 1.      Financial Statements (Unaudited, except as noted)

                     Consolidated Balance Sheet at December 31, 1998
                       and September 30, 1998 (Audited)                        3

                     Consolidated Statement of Income for the
                       three months ended December 31, 1998 and
                       December 31, 1997                                       4

                     Consolidated Statement of Changes in
                       Stockholders' Equity for the three months
                       ended December 31, 1998                                 5

                     Consolidated Statement of Cash Flows for the
                       three months ended December 31, 1998 and
                       December 31, 1997                                       6

                     Notes to Consolidated Financial Statements              7-9

        Item 2.     Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                   10-15

        Item 3.     Quantitative and Qualitative Disclosures about
                      Market Risk                                             15

Part II Other Information

        Item 6.     Exhibits and Reports on Form 8-K                          16

Signatures                                                                    17

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

                                                                 December 31,            September 30,
                                                                      1998                    1998
                                                                  (unaudited)
Assets
Current assets:
    Cash                                                         $          933           $       4,684
    Accounts receivable, net                                             60,738                  66,580
    Inventories                                                          86,789                  71,065
    Prepaid expenses and other current assets                            10,350                  10,020
                                                                 ---------------         ---------------

      Total current assets                                              158,810                 152,349

Property, plant and equipment, net                                       47,331                  41,375
Goodwill, net                                                           119,394                 120,746
Other assets, net                                                         1,869                   1,992
                                                                 ---------------         ---------------

                                                                   $    327,404             $   316,462
                                                                 ===============         ===============

Liabilities and stockholders' equity
Current liabilities:
    Current portion of long-term debt                              $     14,553           $      13,750
    Accounts payable                                                     50,422                  47,834
    Accrued liabilities                                                  25,496                  31,873
                                                                 ---------------         ---------------
      Total current liabilities                                          90,471                  93,457
                                                                 ---------------         ---------------

Long-term debt                                                          132,021                 124,250
Other noncurrent liabilities, net                                           418                     418
Deferred income taxes                                                     3,368                   3,368
                                                                 ---------------         ---------------

                                                                        135,807                 128,036
                                                                 ---------------         ---------------
Commitments and contingencies (Notes 3 and 6)

Stockholders' equity:
    Preferred stock, $.01 par value, 1,500,000 shares
    authorized; no shares issued and outstanding
    Common stock, $.01 par value, 100,000,000 shares
    authorized; 14,271,000 and 14,270,000 shares
    issued and outstanding, respectively                                    143                     143
Additional paid-in capital                                               44,128                  44,128
Other                                                                     (731)                   (754)
Cumulative translation adjustment                                         (479)                 (1,657)
Retained earnings                                                        58,065                  53,109
                                                                 ---------------         ---------------

      Total stockholders' equity                                        101,126                  94,969
                                                                 ---------------         ---------------

                                                                    $   327,404             $   316,462
                                                                 ===============         ===============

The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Statement of Income (Unaudited)
(Amounts in Thousands Except Per Share Data)
--------------------------------------------------------------------------------


                                                  Three months   Three months
                                                    ended           ended
                                                  December 31,   December 31
                                                     1998           1997
Net sales                                         $    113,513   $     84,575

Cost of sales                                           88,907         63,433
                                                  ------------   ------------
Gross profit                                            24,606         21,142

Selling, general and administrative expenses            13,092          9,459
                                                  ------------   ------------

Operating profit                                        11,514         11,683

Other expenses:
    Interest on indebtedness                             2,510          1,805
    Other finance charges                                  470            674
    Other, net                                            (36)           (47)
                                                  ------------   ------------
                                                         2,944          2,432
                                                  ------------   ------------

Income before income taxes and extraordinary item        8,570          9,251
Provision for income taxes                               3,471          3,711
                                                  ------------   ------------

Income before extraordinary item                         5,099          5,540

Extraordinary item - loss on debt refinancing,
net of income tax benefit of $371                            -          (545)
                                                  ------------   ------------

Net income                                        $      5,099   $      4,995
                                                  ============   ============

Basic earnings per share:
    Income before extraordinary item              $       0.36   $       0.39
    Extraordinary item                                       -         (0.04)
                                                  ------------   ------------

    Net income                                    $       0.36   $       0.35
                                                  ============   ============

Weighted average shares                                 14,271         14,255
                                                  ============   ============

Diluted earnings per share:
    Income before extraordinary item              $       0.36   $       0.39
    Extraordinary item                                       -         (0.04)
                                                  ------------   ------------

    Net income                                    $       0.36    $      0.35
                                                  ============   ============

Weighted average shares                                 14,287         14,366
                                                  ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                  Compre-                Cumulative                Additional
                                  hensive     Retained   translation     Common      paid-in
                                   income     earnings   adjustment      stock       capital      Other      Total

Balance, September 30, 1998                  $   53,109   $  (1,657)    $    143    $  44,128    $  (754)    $94,969
Net income (unaudited)            $   5,099       5,099                                                        5,099
Other comprehensive income:
    Foreign currency translation
    adjustments (unaudited)           1,178                    1,178                                           1,178
                                 -----------
Comprehensive income (unaudited)  $   6,277
                                 ===========
Partial repayment of stock
subscriptions receivable (audited)                                                                      23        23
Dividends paid (unaudited)                        (143)                                                        (143)
                                             ----------   ------------  ----------  ------------ ---------  ---------
Balance, December 31, 1998                    $  58,065    $   (479)    $    143    $  44,128    $   (731)  $101,126
                                             ==========   ============  ==========  ============ =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                                Three months   Three months
                                                                                   ended           ended
                                                                                December 31,   December 31,
                                                                                    1998           1997
Cash flows from operating activities:
   Net income                                                                   $      5,099    $      4,995
   Adjustments to reconcile net income to net cash provided
   by operating activities, excluding the effect of an acquisition:
     Depreciation                                                                      1,618             892
     Amortization                                                                        849             710
     Loss on debt refinancing                                                              -             916
     Decrease in notes receivable                                                         10              10
    (Increase) decrease in current assets, excluding the
     effect of an acquisition:
        Accounts receivable, net                                                       5,842         (7,066)
        Inventories                                                                 (15,724)         (1,217)
        Prepaid expenses and other current assets                                      (330)            (66)
     Increase (decrease) in current liabilities, excluding
     the effect of an acquisition:
        Accounts payable                                                               2,588         (3,819)
        Other current liabilities                                                    (5,812)         (6,922)
                                                                                -------------   -------------

Net cash used in operating activities                                                (5,860)        (11,567)
                                                                                -------------   -------------
Cash flows from investing activities:
    Acquisition of net assets of Snorkel Division of Figgie International Inc.             -       (107,640)
    Capital expenditures, net                                                        (7,574)         (1,424)
                                                                                -------------   -------------

Net cash used in investing activities                                                (7,574)       (109,064)
                                                                                -------------   -------------

Cash flows from financing activities:
    Proceeds from refinancing                                                              -         125,000
    Net proceeds from revolver                                                        11,000          28,640
    Payments on long-term debt                                                       (2,426)        (31,125)
    Payment of dividends                                                               (143)           (142)
    Financing costs                                                                        -         (1,742)
    Other                                                                                 74               -
                                                                                -------------   -------------

Net cash provided by financing activities                                              8,505         120,631
                                                                                -------------   -------------

Effect of exchange rate changes on cash                                                1,178               -
                                                                                -------------   -------------

Net change in cash                                                                   (3,751)               0
Cash beginning of period                                                               4,684               5
                                                                                -------------   -------------
Cash at end of period                                                           $        933    $          5
                                                                                =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

 1.      Unaudited consolidated financial statements

         The accompanying unaudited consolidated financial statements of OmniQuip International, Inc. (OmniQuip or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes to the consolidated financial statements included in the Company's Form 10-K filed on December 28, 1998.

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

         The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars on the following basis. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Adjustments resulting from the process of translating the consolidated amounts into U.S. dollars are accumulated in a separate translation adjustment account, included in stockholders' equity. Common stock and additional paid-in capital are translated at historical U.S. dollar equivalents in effect at the date of acquisition. Foreign currency transaction gains and losses are included in earnings currently. The foreign currency transaction gains and losses for the quarter ended December 31, 1998 were not material.

3.       Snorkel acquisition and related financing

         On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest-based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction accounted for under the purchase method of accounting. The cash purchase price of approximately $100,000 was financed by borrowing under a new $165,000 senior credit facility which replaced the Company's existing credit facility. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $59,000. The purchase price may be increased up to $50,000 based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price is expected to result in additional goodwill for financial reporting purposes. Snorkel's results of operations are reflected in the accompanying financial statements from the date of acquisition.

         During November 1997, in connection with the acquisition of Snorkel, the Company entered into a new credit facility which replaced the existing Loan and Security Agreement. The new agreement provides for a $165,000 credit facility consisting of a $40,000 revolving credit facility which expires in 2004 and a $125,000 term loan. The term loan requires quarterly principal payments ranging from $2,500 to $6,250 commencing on February 28, 1998 with final maturity on November 30, 2004. Borrowings under the agreement bear interest at prime or LIBOR plus an additional rate (ranging from 0.0% to 1.125%) based on the Company's leverage ratio (debt/EBITDA). At December 31, 1998, the interest rate on the Company's borrowings ranged from 6.1% to 7.8%. Amounts outstanding under the revolving credit facility and term loan at December 31, 1998 were $34,000 and $111,574, respectively. In addition, the Company had

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

         approximately $200 in outstanding letters of credit and had unused borrowing capacity of $4,800 under this facility.

         In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in November 1997 of $545 attributable to the write-off of $916 of unamortized deferred financing fees, net of a related $371 tax benefit.

4.       Inventories

         Inventories consist of the following:

                                                           December 31,           September 30,
                                                              1998                   1998
                                                           (unaudited)
          Raw material and purchased components           $     46,292          $     43,521
          Work-in-process                                       12,182                11,751
          Finished goods                                        28,083                15,651
          Unbilled government contract costs                       232                   142
                                                       ---------------------    ------------------
                                                          $     86,789          $     71,065
                                                       =====================    ==================

5.       Stock options

         The Company has two stock option plans: the 1996 Long-Term Incentive Plan and the 1996 Directors Non-Qualified Stock Option Plan. A summary of the status of the Company's stock option plans as of December 31, 1998 and the changes during the three months then ended is presented below:


                                                                      Shares               Weighted average
                                                                                            exercise price
          Outstanding at September 30, 1998                              817,250       $        14.84
          Granted                                                          5,000       $        15.25
          Exercised                                                            -                  -
          Forfeited                                                     (10,000)       $         15.5
                                                                  ---------------

Outstanding at December 31, 1998                                         812,250       $        14.84
                                                                  ===============

Exercisable at December 31, 1998                                               -                  -


         The exercise prices of the options granted above are equivalent to the market price of the Company's common stock on the date of grant. During the three months ended December 31, 1998 and 1997, 1,000 shares and 10,000 shares, respectively, of restricted stock were granted. No performance stock awards have been granted by the Company at December 31, 1998.

6.       Commitments and contingencies

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

         The Company has financing arrangements with certain third-party financing institutions to facilitate dealer purchases of equipment under floor plan and rental fleet arrangements. The aggregate outstanding loan balance on a consolidated basis under these agreements was $60,452 at December 31, 1998. Under the Company's agreements, the Company either provides a back-up guarantee of a dealer's credit or an undertaking to repurchase equipment at a discounted price at specified times or under specified circumstances. The Company's actual exposure under these financing arrangements is significantly less than the nominal amount outstanding. Aggregate losses under substantially all of the Company's guarantee obligations to third-party lenders with respect to the Company's dealers in each of calendar years 1997, 1998 and 1999 are limited to the greater of $1,500 or 5% of the loan balance at the previous calendar year end (approximately $60,452 and $55,100 at December 31, 1998 and 1997, respectively).

7.       Comprehensive income

         Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents net income plus certain items that are charged directly to stockholders' equity. The only component of other comprehensive income for the Company relates to foreign currency translation adjustments. The Company has adopted SFAS 130 for the quarter ended December 31, 1998.

8.       Earnings Per Share of Common Stock

         The following table represents the reconciliation of income before extraordinary loss and weighted average shares outstanding between basic and diluted earnings per share for the three months ended December 31, 1998 and 1997 (share data in thousands):

                                                                         Three months ended
                                                                            December 31,
                                                                         1998          1997

Numerator:
Income before extraordinary loss                                         $   5,099    $   5,540
                                                                     ===========================

Denominator:
Basic weighted average shares outstanding                                   14,271       14,255
Effect of dilutive securities:
    Stock options                                                               16          111
                                                                     ---------------------------
Weighted average shares and dilutive potential common shares                14,287       14,366
                                                                     ===========================

Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of OmniQuip International, Inc. (OmniQuip or the Company) for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. The discussion should be read in conjunction with the consolidated financial statements as of September 30, 1998 and the associated notes to consolidated financial statements included in the Company's Form-10K filed on December 28, 1998.

On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction accounted for under the purchase method of accounting. The cash purchase price of approximately $100 million was financed by borrowing under a new $165 million senior credit facility which replaced the Company's existing facility. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $59 million. The purchase price may be increased up to $50 million based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price is expected to result in additional goodwill for financial reporting purposes. Snorkel's results of operations are reflected in the accompanying financial statements from the date of acquisition.

Certain statements included herein are forward-looking statements concerning the Company's operations, economic performance and financial condition. Such forward-looking statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including cyclical fluctuations in demand, manufacturing capacity constraints and production inefficiencies, increased competition from larger and better capitalized companies, the effects on price and margin of the rapid consolidation of distributors, the inability to achieve expected cost savings from the strategic sourcing initiatives, field warranty campaigns for certain products, loss of, or reduced orders under the Company's contract for the sale of ATLAS vehicles, the inability to make complementary acquisitions, or to integrate any such acquisitions, and risks associated with the substantial borrowings that may be necessary to finance acquisitions.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of income:

                                                 Three months ended December 31,
                                                    1998                 1997
                                                    ----                 ----

Net sales                                            100.0%               100.0%
Cost of sales                                         78.3%                75.0%
                                             --------------       --------------

Gross profit                                          21.7%                25.0%

Selling, general and administrative
  expenses                                            11.6%                11.2%
                                             --------------       --------------

Operating income                                      10.1%                13.8%
Interest expense                                       2.2%                 2.1%
Other finance charges                                  0.4%                 0.8%
                                             --------------       --------------

Income before income taxes and
  extraordinary item                                   7.5%                10.9%
Provision for income taxes                             3.0%                 4.4%
                                             --------------       --------------
Income before income taxes                             4.5%                 6.5%
Extraordinary item                                        -                -0.6%
                                             --------------       --------------

Net income                                             4.5%                 5.9%
                                             ==============       ==============


Three months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Net sales for the three months ended December 31, 1998 were $113.5 million, an increase of $28.9 million over net sales of $84.6 million for the three months ended December 31, 1997. Of the $28.9 million increase, net sales from the Snorkel division (acquired in November 1997) accounted for $23.9 million, while net sales for the existing OmniQuip business increased by $5.0 million or 7.5%.

                                                               ($ in millions)
                                                              Three months ended
                                                                  December 31,

                                                                                           Increase
                                                          1998              1997          (Decrease)
                                                          ----              ----          ----------
Commercial Telescopic Material Handlers                 $        55.6    $        52.6      $        3.0
Military Telescopic Material Handlers                             5.9              5.3               0.6
Compact Products (1)                                              5.2              5.3             (0.1)
Aerial Work Platforms                                            37.4             16.1              21.3
Parts and Other Products                                          9.4              5.3               4.1
                                                       --------------   --------------      ------------
                                                       $      113.5     $        84.6        $      28.9
                                                       ==============   ==============      ============

----------

(1) Compact products includes skid steer loaders, mini-excavators, power haulers and power lifters and articulated forklifts and loaders.

Commercial sales of telescopic material handlers for the three months ended December 31, 1998 increased approximately 5.7% over the three months ended December 31, 1997 due to continued strong market demand. Military sales under the U.S. Army ATLAS contract increased approximately 11.3% over the three months ended December 31, 1997. Sales of aerial work platforms increased 17% on a pro forma basis, also due to strong market demand. Sales of parts and other products for the three months ended December 31, 1998 increased approximately 77.9% over the three months ended December 31, 1997, primarily due to the net sales of Snorkel parts.

Gross profit for the three months ended December 31, 1998 was $24.6 million, an increase of $3.5 million over gross profit of $21.1 million for the three months ended December 31, 1997. The increase in gross profit primarily reflected the increase in net sales discussed above. The gross margin decreased to 21.7% for the three months ended December 31, 1998 from 25.0% for the three months ended December 31, 1997. The decline in gross margin was due partly to the addition of Snorkel sales at a lower gross margin than existing OmniQuip sales. Gross margin for the existing OmniQuip business decreased to 24.4% for the three months ended December 31, 1998 from 26.7% for the three months ended December 31, 1997 due to manufacturing inefficiencies at various of the Company plants, primarily as a result of a relocation of boom manufacturing operations for all telescopic material handler product lines to a new facility in Port Washington, and to higher volume discounts and rebates to large national rental fleet customers.

Selling, general and administrative (SG&A) expenses for the three months ended December 31, 1998 were $13.1 million, an increase of $3.6 million over SG&A expenses of $9.5 million for the three months ended December 31, 1997. Of the $3.6 million increase, $2.5 million resulted from the acquisition of Snorkel, including $0.2 million of goodwill amortization. SG&A expenses as a percentage of net sales increased to 11.5% for the three months ended December 31, 1998 from 11.2% for the three months ended December 31, 1997. This increase in the SG&A percentage reflected the effect of the acquisition of Snorkel, whose SG&A percentage is higher than that of OmniQuip.

Operating income for the three months ended December 31, 1998 was $11.5 million, a decrease of $0.2 million, or 1.4%, from operating income of $11.7 million for the three months ended December 31, 1997 due to the factors discussed above. Operating margin decreased to 10.1% for the three months ended December 31, 1998 from 13.8% for the 1997 period, primarily reflecting the effects of the acquisition of Snorkel and the gross margin decline discussed above. The decline in operating margin primarily reflected the acquisition of Snorkel as discussed above. Excluding Snorkel, operating margin declined to 12.3% for the three months ended December 31, 1998 from 16.0% for the three months ended December 31, 1997 due to the decline in gross margin discussed above.

Interest expense for the three months ended December 31, 1998 was $2.5 million, an increase of $0.7 million, compared to interest expense of $1.8 million for the three months ended December 31, 1997. The increase in interest expense was due primarily to the increased debt level outstanding for the three months ended December 31, 1998 compared to the three months ended December 31, 1997.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $0.4 million for the three months ended December 31, 1998 compared to $0.7 million for the three months ended December 31, 1997, reflecting a lower proportion of financed sales for the 1998 period. Other finance charges as a percentage of net sales decreased to 0.4% from 0.8%. The reduction in finance charges as a percentage of sales primarily reflected a shift in sales to the national rental fleets which historically have not utilized the dealer-related finance programs.

Provision for income taxes for the three months ended December 31, 1998 was $3.5 million compared to $3.7 million for the three months ended December 31, 1997. The decrease reflected the decrease in income before income taxes of $0.7 million. The Company's effective tax rate was 40.5% for the three months ended December 31, 1998 compared to 40.3% for the three months ended December 31, 1997.

Income from continuing operations for the three months ended December 31, 1998 was $5.1 million, a decrease of $0.4 million, or 8%, from income from continuing operations for the three months ended December 31, 1997 as a result of the factors described above.

In November 1997, in connection with the refinancing related to the Snorkel acquisition, the Company incurred an extraordinary $0.5 million after-tax charge for the write-off of deferred financing charges.

Net income for the three months ended December 31, 1998 was $5.1 million, an increase of $0.1 million or 0.2% over net income of $5.0 million for the three months ended December 31, 1997, as a result of the factors described above.

Basic and diluted earnings per share were $0.36 for the three months ended December 31, 1998. Basic and diluted earnings per share, before the effect of the extraordinary item discussed above, were $0.39 for the three months ended December 31, 1997. Basic and diluted earnings per share for the three months ended December 31, 1997 were $0.35.

Capital Resources and Liquidity

Net cash used in operating activities of the Company was $5.9 million for the three months ended December 31, 1998. Working capital (excluding the effects of changes in cash and current portions of long-term debt) increased by $13.4 million in the period, primarily reflecting a $15.7 million increase in inventories and a $5.8 million decrease in other current liabilities, offset by a $5.8 million decrease in accounts receivable and a $2.6 million increase in accounts payable. The decrease in accounts receivable and other current liabilities primarily reflected customer utilization of volume rebates. The increase in inventories was due to certain delayed shipments due to the buying patterns of the large national rental fleets. Net cash used in investing activities was $7.6 million for capital expenditures. See further discussion on the capacity expansion program below.

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

During November 1997, in connection with the acquisition of Snorkel, the Company entered into a new credit facility which replaced the existing loan and security agreement. The new agreement provides for a $165.0 million credit facility consisting of a $40.0 million revolving credit facility and a $125.0 million term loan. The term loan requires quarterly principal payments ranging from $2.5 million to $6.25 million commencing on February 28, 1998 with the final maturity on November 17, 2004. Borrowings under the agreement bear interest at a rate that is determined from a pricing grid based on the Company's leverage ratio (debt / EBITDA). At December 31, 1998, the interest rate under this agreement was prime or LIBOR plus 0.875%. In conjunction with entering into the new credit facility, the Company recognized an extraordinary loss in November 1997 of $0.5 million attributable to the write-off of $0.9 million of unamortized deferred financing fees, net of related tax benefits.

Amounts outstanding under the credit facility at December 31, 1998 were $146.6 million. In addition, the Company had $0.2 million in outstanding letters of credit under this revolving line of credit facility. At December 31, 1998 the Company had unused borrowing capacity of $4.8 million under this facility.

Pursuant to the Snorkel acquisition, the Company will be required to pay an additional purchase price of up to $50 million in May 1999. The additional payment will be equal to the amount of the net sales of Snorkel for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 in excess of $140 million, such additional amount not to exceed $20 million, plus 70% of the amount of the net sales of Snorkel during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. Based on the performance of Snorkel since April 1, 1998, the Company currently estimates this payment is likely to be between $20 million and $40 million and intends to finance such payment through an increase in the existing credit facility. Such an increase in the credit facility would be subject to approval by the banks and will likely result in a higher interest rate.

Certain manufacturing facilities have experienced capacity constraints, which have limited production output and caused manufacturing inefficiencies during the last twelve months, thus affecting sales and gross margins. A major capacity expansion program, which was launched in September 1998 and is described in more detail below, is expected to address these issues. However, it is expected that these capacity constraints will continue to affect the material handling business in fiscal 1999.

As the result of a major capacity expansion program for telescopic material handlers launched in September 1998, the Company's capital expenditures for fiscal year 1999 will be higher than normal. It is expected that total capital expenditures for the year ending September 30, 1999 will be approximately $22 million, approximately $16 million of which is related to the capacity expansion program. These capital expenditures are expected to be financed through internal cash flow and existing credit lines, with the exception of approximately $4.5 million related to the Oakes, North Dakota building expansion which are likely to be financed through a capital lease. It is anticipated that approximately 75% of the capital spending for fiscal year 1999 will occur in the first half of the fiscal year.

Backlog

The Company's backlog as of December 31, 1998 was approximately $143.9 million of which $30.3 million relates to the ATLAS military contract. It is expected that substantially all of the commercial backlog and approximately 70% of the military backlog will be shipped before December 31, 1999.

Market Risk

In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks, which the Company does not currently consider to be material. These exposures primarily relate to having investments denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements, to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company currently has $65.0 million outstanding under an interest rate swap agreement which fixes LIBOR at 6.24% through November 2004. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge relate to foreign currency exposure and the portion of the floating rate debt not covered by the interest rate swap.

New Accounting Pronouncements

In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The statement requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. SFAS 131 is effective for years beginning after December 15, 1997. The Company is evaluating the provisions of SFAS 131 to determine its future reporting requirements.

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

Year 2000

The Company utilizes software and related computer technologies essential to its operations that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. The Company has established a plan, utilizing third-party consultants where necessary, to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. The Company has substantially completed the assessment of its internal systems for year 2000 compliance issues. The Company's plan for remediation includes a combination of repair and replacement of affected systems. For the Company's internal systems at TRAK and Lull, this remediation is an incidental consequence of the ongoing implementation of a new integrated core business system. The Company expects the remediation phase to be completed by June 1999 and for testing to be conducted in July 1999. For the Company's internal systems at Snorkel, this remediation is a software patch for the existing system which has been implemented. The Company expects that all critical systems will be year 2000 compliant by July 31, 1999. Substantially all of the costs incurred, and expected to be incurred, to achieve year 2000 compliance have been and are a part of ongoing expenditures to upgrade systems. The Company is dependent upon various third parties, including certain product suppliers, to conduct its business operations. The failure of mission-critical third parties to achieve year 2000 compliance could have a material effect on the Company's operations. The Company is presently in the assessment phase of its year 2000 plan with respect to the Company's suppliers, vendors and service providers for year 2000 compliance. The Company expects to complete the assessment phase by April 1999. The Company plans to develop a contingency plan by June 1999 in the event its systems or its mission-critical vendors do not achieve year 2000 compliance. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems or its supply chain, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk


See "Market Risk" under Item 2 hereof.

OMNIQUIP INTERNATIONAL, INC.

PART II.  Other Information
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  On October 2, 1998, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the amendment of the Rights Agreement, dated as of August 21, 1998, by and between the Company and First Chicago Trust Company of New York, as Rights Agent, and the amendment of the By-Laws of the Company.

                          OMNIQUIP INTERNATIONAL, INC.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OMNIQUIP INTERNATIONAL, INC.



Date:  February 11, 1999         /s/ Curtis J. Laetz
                                 -------------------
                                 Curtis J. Laetz
                                 Senior Vice President, Chief Administrative
                                   Officer and Assistant Secretary


                                /s/ David Peffer
                                ----------------
                                David Peffer
                                (Acting principal accounting and
                                   financial officer)

                                  EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

   27            Financial Data Schedule