Form 10-Q
period 1999-03-31
OMNIQUIP INTERNATIONAL INC
filed 1999-05-17
CIK 1023973

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1999
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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
           during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
                     and (2) has been subject to such filing
                       requirements for the past 90 days.
                                   Yes [X] No

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of May 10, 1999 was 14,271,000.

OMNIQUIP INTERNATIONAL, INC.
Index
--------------------------------------------------------------------------------

                                                                          Page
                                                                          Number
                                                                          ------
Part I  Financial Information

        Item 1.      Financial Statements (Unaudited, except as noted)

                     Consolidated Balance Sheet at March 31, 1999
                       and September 30, 1998 (Audited)                        3

                     Consolidated Statement of Income for the
                       three and six months ended March 31, 1999 and
                       March 31, 1998                                          4

                     Consolidated Statement of Changes in
                       Stockholders' Equity for the six months
                       ended March 31, 1999                                    5

                     Consolidated Statement of Cash Flows for the
                       six months ended March 31, 1999 and
                       March 31, 1998                                          6

                     Notes to Consolidated Financial Statements             7-10

        Item 2.     Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                   11-17

        Item 3.     Quantitative and Qualitative Disclosures about
                      Market Risk                                             17

Part II Other Information

        Item 4.     Submission of Matters to a Vote of Security Holders       18

        Item 6.     Exhibits and Reports on Form 8-K                       18-19


Signatures                                                                    20

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------


                                                                       March 31,               September 30,
                                                                         1999                       1998
                                                                     (unaudited)
Assets
Current assets:

    Cash                                                                $   893                $  4,684
    Accounts receivable, net                                             77,839                  66,580
    Inventories                                                          98,888                  71,065
    Prepaid expenses and other current assets                            10,940                  10,020
                                                                  --------------          --------------

      Total current assets                                              188,560                 152,349

Property, plant and equipment, net                                       57,958                  41,375
Goodwill, net                                                           146,171                 120,746
Other assets, net                                                         2,473                   1,992

                                                                  --------------          --------------
                                                                      $ 395,162               $ 316,462
                                                                  ==============          ==============

Liabilities and stockholders' equity

Current liabilities:

    Current portion of long-term debt                                  $ 21,200               $  13,750
    Accounts payable                                                     69,763                  47,834
    Accrued liabilities                                                  19,265                  31,873
                                                                  --------------          --------------

      Total current liabilities                                         110,228                  93,457
                                                                  --------------          --------------

Long-term debt                                                          174,739                 124,250
Other noncurrent liabilities, net                                           418                     418
Deferred income taxes                                                     3,368                   3,368
                                                                  --------------          --------------

                                                                        178,525                 128,036
                                                                  ==============          ==============

Commitments and contingencies (Notes 3 and 7)

Stockholders' equity:
    Preferred stock, $.01 par value, 1,500,000 shares
     authorized; no shares issued and outstanding
    Common stock, $.01 par value, 100,000,000 shares
     authorized; 14,271,000 and 14,270,000 shares
     issued and outstanding, respectively                                   143                     143
Additional paid-in capital                                               44,143                  44,128
Other                                                                     (698)                   (754)
Cumulative translation adjustment                                         (937)                 (1,657)
Retained earnings                                                        63,758                  53,109
                                                                  --------------          --------------

      Total stockholders' equity                                        106,409                  94,969
                                                                  --------------          --------------

                                                                      $ 395,162               $ 316,462
                                                                  ==============          ==============


     The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Statement of Income (Unaudited)
(Amounts in Thousands Except Per Share Data)
--------------------------------------------------------------------------------


                                               Three months ended March 31,      Six months ended March 31,
                                                    1999            1998            1999             1998
                                                    ----            ----            ----             ----
Net sales                                           $ 121,725        $ 119,378      $  235,238       $  203,953

Cost of sales                                          97,370           91,885         186,277          155,318
                                               ------------------------------------------------------------------

Gross profit                                           24,355           27,493          48,961            48,635

Selling, general and administrative expenses           11,704           12,362          24,796            21,821
                                               ------------------------------------------------------------------

Operating profit                                       12,651           15,131          24,165            26,814

Other expenses:
  Interest on indebtedness                              2,417            2,857           4,927             4,662

  Other finance charges                                   425              628             895             1,302

  Other, net                                                3               52            (33)                 5
                                               ------------------------------------------------------------------
                                                        2,845            3,537           5,789             5,969
                                               ==================================================================

Income before income taxes and
 extraordinary item                                     9,806           11,594          18,376            20,845
Provision for income taxes                              3,971            4,695           7,442             8,406
                                               ------------------------------------------------------------------

Income before extraordiantry item                       5,835            6,899          10,934            12,439

Extraordinary item, net of tax                              -                -               -             (545)
                                               ------------------------------------------------------------------
Net income                                          $   5,835        $   6,899      $   10,934        $   11,894
                                               ==================================================================

Basic earnings per share:
  Income before extraordinary item                   $   0.41         $   0.48       $    0.77         $    0.87
  Extraordinary item                                        -                -               -            (0.04)
                                               ------------------------------------------------------------------
  Net income                                         $   0.41         $   0.48       $    0.77         $    0.83
                                               ==================================================================

Weighted average shares                                14,271           14,260          14,271            14,257
                                               ==================================================================

Diluted earnings per share:
  Income before extraordinary item                   $   0.41         $   0.48       $    0.77         $    0.86

Extraordinary item                                          -                -               -            (0.04)
                                               ------------------------------------------------------------------
  Net income                                         $   0.41         $   0.48       $    0.77         $    0.82
                                               ==================================================================

Weighted average shares                                14,287           14,478          14,288            14,423
                                               ==================================================================


     The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                   Compre-                Cumulative                Additional
                                   hensive     Retained   translation    Common      paid-in
                                   income      earnings   adjustment      stock      capital       Other      Total
                                   -------     --------   -----------    ------     ----------     -----      -----
Balance, September 30, 1998                      $53,109     $(1,657)        $ 143     $44,128     $ (754)    $94,969
Net income (unaudited)              $10,934       10,934                                                       10,934
Other comprehensive income:
    Foreign currency translation
    adjustments (unaudited)             720                       720                                             720
                                  ----------
Comprehensive income (unaudited)    $11,654
                                  ==========

Issuance of restricted stock (unaudited)                                                    15        (15)          -

Partial repayment of stock
subscriptions receivable (unaudited)                                                                    71         71
Dividends paid (unaudited)                         (285)                                                        (285)
                                              ----------- ------------ ------------ -----------  ---------- ----------

Balance, March 31, 1999                          $63,758      $ (937)        $ 143     $44,143     $ (698)   $106,409
                                              =========== ============ ============ ===========  ========== ==========


     The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                             Six months       Six months
                                                                                               ended            ended
                                                                                              March 31,       March 31,
                                                                                               1999             1998
Cash flows from operating activities:
    Net income                                                                                $  10,934         $  11,894
    Adjustments to reconcile net income to net cash provided
     by operating activities, excluding the effects of an acquisition:
      Depreciation                                                                                3,327             2,187
      Amortization                                                                                1,821             1,533
      Loss on debt refinancing                                                                        -               916
      Other                                                                                       (140)                20
      (Increase) decrease in current assets, excluding the
      effect of an acquisition:
         Accounts receivable, net                                                              (11,259)          (23,253)
         Inventories                                                                           (27,823)           (2,680)
         Prepaid expenses and other current assets                                                (920)              (85)
      Increase (decrease) in current liabilities, excluding
       the effect of an acquisition:
         Accounts payable                                                                        21,929            12,190
         Other current liabilities                                                             (12,608)           (6,118)
                                                                                       -----------------  ----------------

Net cash used in operating activities                                                          (14,739)           (3,396)
                                                                                       -----------------  ----------------

Cash flows from investing activities
    Acquisition of net assets of Snorkel Division of Figgie International Inc.                        -         (107,706)
    Capital expenditures, net                                                                  (15,395)           (3,350)
                                                                                       -----------------  ----------------

Net cash used in investing activities                                                          (15,395)         (111,056)
                                                                                       -----------------  ----------------

Cash flows from financing activities:
    Proceeds from financing                                                                      20,000           125,000
    Net proceeds from revolver                                                                   12,600            26,698
    Payments on long-term debt                                                                  (6,176)          (33,625)
    Payment of dividends                                                                          (285)             (285)
    Financing costs                                                                               (590)           (1,742)
    Other                                                                                            74                 -
                                                                                       -----------------  ----------------

Net cash provided by financing activities                                                        25,623           116,046
                                                                                       -----------------  ----------------

Effect of exchange rate changes on cash                                                             720             (737)
                                                                                       -----------------  ----------------

Net change in cash                                                                              (3,791)               857
Cash beginning of period                                                                          4,684                 5
                                                                                       -----------------  ----------------

Cash at end of period                                                                           $   893          $    862
                                                                                       =================  ================


     The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

 1.      Unaudited consolidated financial statements

         The accompanying unaudited consolidated financial statements of OmniQuip International, Inc. (OmniQuip or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes to the consolidated financial statements included in the Company's September 30, 1998 Form 10-K filed on December 28, 1998.

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

         The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars on the following basis. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Adjustments resulting from the process of translating the consolidated amounts into U.S. dollars are accumulated in a separate translation adjustment account, included in stockholders' equity. Common stock and additional paid-in capital are translated at historical U.S. dollar equivalents in effect at the date of acquisition. Foreign currency transaction gains and losses are included in earnings currently. The foreign currency transaction gains and losses for the six months ended March 31, 1999 were not material.

3.       Snorkel acquisition and related financing

         On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest-based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction accounted for under the purchase method of accounting. The cash purchase price of approximately $100,000 was financed by borrowing under a $165,000 senior credit facility which replaced the Company's existing credit facility. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $59,000. The purchase price may be increased up to $50,000 based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price will result in additional goodwill for financial reporting purposes. As of April 30, 1999, the Company estimated the additional purchase price to be $27,000, subject to audit confirmation, which was paid on April 30, 1999. The $27,000 payment has been accrued in the accompanying March 31, 1999 consolidated financial statements as additional goodwill and long-term debt. Snorkel's results of operations are reflected in the accompanying financial statements from the date of acquisition.

         During November 1997, in connection with the acquisition of Snorkel, the Company entered into a senior credit facility which replaced the existing loan agreement. The senior agreement provided for a $165,000 credit facility consisting of a $40,000 revolving credit facility and a $125,000 term loan. The term loan required quarterly principal payments ranging from $2,500 to $6,250 commencing on February 28, 1998 with final maturity on November 30, 2004. Borrowings under the agreement bore interest at prime or

         LIBOR plus an additional rate (ranging from 0.0% to 1.125%) based on the Company's leverage ratio (debt/EBITDA). On February 26, 1999, the credit facility was amended and restated as detailed below.

         The amended and restated credit facility provides for a $211,574 credit facility consisting of a $40,000 revolving credit facility, a $40,000 delayed draw term loan and a $131,574 term loan. The delayed draw term loan became effective upon payment of the additional purchase price of Snorkel, the first installment of which ($27,000) was paid on April 30, 1999. The term loans require quarterly principal payments ranging from $3,750 to $10,000 commencing on February 28, 1999 with a final maturity on November 30, 2004. Borrowings under the agreement bear interest at prime plus an additional rate (ranging from 0.0% to 0.625%) based on the Company's leverage ratio (debt/EBITDA) or LIBOR plus an additional rate (ranging from 1.0% to 1.625%) based on the Company's leverage ratio (debt/EBITDA). At March 31, 1999, the interest rate on the Company's borrowings ranged from 6.5% to 8.25%. Amounts outstanding under the revolving credit facility and term loan at March 31, 1999 were $36,600 and $127,824, respectively. In addition, the Company had approximately $157 in outstanding letters of credit and had unused borrowing capacity of $3,243 under this facility. The Company also has available an overline facility of $10,000 which will bear interest at prime through July 31, 1999. As of March 31, 1999, there were no borrowings under the overline facility.

         In conjunction with entering into the senior credit facility in November 1997, the Company recognized an extraordinary loss of $545 attributable to the write-off of $916 of unamortized deferred financing fees, net of a related $371 tax benefit. In conjunction with the amended and restated credit facility in February 1999, the Company recorded $590 of deferred financing costs.

4.       Lease Commitments

         On February 26, 1999, the Company entered into a lease arrangement relating to a building in Oakes, North Dakota. The agreement extends for a period of 180 months and contains a purchase option. The $4,515 lease is reflected in the consolidated financial statements as a capitalized lease in accordance with the requirements of Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

5.       Inventories

         Inventories consist of the following:

                                             March 31,          September 30,
                                              1999                  1998
                                           (unaudited)
Raw material and purchased components          $ 49,846             $ 43,521
Work-in-process                                   9,701               11,751
Finished goods                                   39,009               15,651
Unbilled government contract costs                  332                  142
                                           ============          ===========
                                               $ 98,888             $ 71,065
                                           ============          ===========

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

         6.    Stock options

         The Company has two stock option plans: the 1996 Long-Term Incentive Plan and the 1996 Directors Non-Qualified Stock Option Plan. A summary of the status of the Company's stock option plans as of March 31, 1999 and the changes during the six months then ended is presented below:

                                                 Shares         Weighted average
                                                                 exercise price


         Outstanding at September 30, 1998      817,250             $   14.84
         Granted                                350,000             $   10.34
         Exercised                                    -                     -
         Forfeited                              (41,750)            $   14.60
                                              ----------

         Outstanding at March 31, 1999          812,250             $   13.45
                                              ==========

         Exercisable at March 31, 1999          151,076             $   13.93
                                              ==========

         The exercise prices of the options granted above are equivalent to the market price of the Company's common stock on the date of grant. During the six months ended March 31, 1999 and 1998, 1,000 shares and 10,000 shares, respectively, of restricted stock were granted. No performance stock awards have been granted by the Company at March 31, 1999.

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

         The Company has financing arrangements with certain third-party financing institutions to facilitate dealer purchases of equipment under floor plan and rental fleet arrangements. The aggregate outstanding loan balance on a consolidated basis under these agreements was $56,646 at March 31, 1999. Under the Company's agreements, the Company either provides a back-up guarantee of a dealer's credit or an undertaking to repurchase equipment at a discounted price at specified times or under specified circumstances. The Company's actual exposure under these financing arrangements is significantly less than the nominal amount outstanding. Aggregate losses under substantially all of the Company's guarantee obligations to third-party lenders with respect to the Company's dealers in each of calendar years 1997, 1998 and 1999 are limited to the greater of $1,500 or 5% of the loan balance at the previous calendar year end (approximately $60,452 and $55,100 at December 31, 1998 and 1997, respectively).

8.       Comprehensive income

         Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents net income plus certain items that are charged directly to stockholders' equity. The only component of other comprehensive income for the Company relates to foreign currency translation adjustments. The Company adopted SFAS 130 for the quarter ended December 31, 1998.

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

9.       Earnings Per Share of Common Stock

         The following table represents the reconciliation of income before extraordinary loss and weighted average shares outstanding between basic and diluted earnings per share for the three and six months ended March 31, 1999 and 1998 (share data in thousands):


                                                                   Three months ended    Six months ended
                                                                        March 31,            March 31,
                                                                     1999        1998     1999        1998

Numerator:
Income before extraordinary loss                                    $ 5,835    $ 6,899    $10,934    $12,439
                                                                    ========================================
Denominator:
Basic weighted average shares outstanding                            14,271     14,260     14,271     14,257
Effect of dilutive securities:
    Stock options                                                        16        218         17        166
                                                                    ----------------------------------------
Weighted average shares and dilutive potential common shares         14,287     14,478     14,288     14,423
                                                                    ========================================


Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of OmniQuip International, Inc. (OmniQuip or the Company) for the three and six months ended March 31, 1999 compared to the three and six months ended March 31, 1998. The discussion should be read in conjunction with the consolidated financial statements as of September 30, 1998 and the associated notes to consolidated financial statements included in the Company's Form 10-K filed on December 28, 1998.

On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction accounted for under the purchase method of accounting. The cash purchase price of approximately $100 million was financed by borrowing under a $165 million senior credit facility which replaced the Company's existing facility. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $59 million. The purchase price may be increased up to $50 million based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price will result in additional goodwill for financial reporting purposes. As of April 30, 1999, the Company estimated the additional purchase price to be $27 million, subject to audit confirmation, which was paid on April 30, 1999. The $27 million payment has been reflected in the March 31, 1999 consolidated financial statements as additional goodwill and long-term debt. Snorkel's results of operations are reflected in the accompanying financial statements from the date of acquisition. The $27 million payment was financed under an amended and restated credit agreement described below.

Certain statements included herein are forward-looking statements concerning the Company's operations, economic performance and financial condition. Such forward-looking statements are subject to certain risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors including cyclical fluctuations in demand, manufacturing capacity constraints and production inefficiencies, increased competition from larger and better capitalized companies, the effects on price and margin of the rapid consolidation of distributors, the inability to achieve expected cost savings from the strategic sourcing initiatives, field warranty campaigns for certain products, loss of, or reduced orders under the Company's contract for the sale of ATLAS vehicles, the inability to make complementary acquisitions, or to integrate any such acquisitions, and risks associated with the substantial borrowings that may be necessary to finance acquisitions.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of income:


                                                   Three months ended        Six months ended
                                                         March 31,                March 31,
                                                     1999         1998         1999         1998
                                                     ----         ----         ----         ----
Net sales                                          100.0%       100.0%        100.0%      100.0%
Cost of sales                                       80.0%        77.0%         79.2%       76.2%
                                                    -----        -----         -----       -----
Gross profit                                        20.0%        23.0%         20.8%       23.8%
Selling, general and administrative
  expenses                                           9.6%        10.4%         10.5%       10.7%
                                                    -----        -----         -----       -----
Operating income                                    10.4%        12.6%         10.3%       13.1%
Interest expense                                     2.0%         2.4%          2.1%        2.3%
Other finance charges                                0.3%         0.5%          0.4%        0.6%
                                                    -----        -----         -----       -----
Income before income taxes and
  extraordinary items                                8.1%         9.7%          7.8%       10.2%
Provision for income taxes                           3.3%         3.9%          3.2%        4.1%
                                                    -----        -----         -----       -----
Income before extraordinary items                    4.8%         5.8%          4.6%        6.1%
Extraordinary items                                   --           --            --         0.3%
                                                    -----        -----         -----       -----
Net income                                           4.8%         5.8%          4.6%        5.8%
                                                    =====        =====         =====       =====


Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

Net sales for the three months ended March 31, 1999 were $121.7 million, an increase of $2.3 million over net sales of $119.4 million for the three months ended March 31, 1998. Net sales by product line were as follows:


                                             ($ in millions)
                                               Three months
                                                   ended
                                                 March 31,
                                                                                         Increase
                                                          1999              1998        (Decrease)
                                                          ----              ----        ----------
Commercial Telescopic Material Handlers               $   73.1           $  62.1          $  11.0
Military Telescopic Material Handlers                      3.8               5.5             (1.7)
Compact Products (1)                                       5.0               5.1             (0.1)
Aerial Work Platforms                                     31.7              38.5             (6.8)
Parts and Other Products                                   8.1               8.2             (0.1)
                                                      ---------          --------         --------
                                                      $  121.7           $  119.4           $  2.3
                                                      =========          ========         ========

------------

(1) Compact products includes skid steer loaders, mini-excavators, power haulers and power lifters and articulated forklifts and loaders.


Commercial sales of telescopic material handlers for the three months ended March 31, 1999 increased approximately 17.7% over the three months ended March 31, 1999 due to continued strong market demand and the Company's ability to fill market demand through increased plant capacity. Military sales under the U.S. Army ATLAS contract decreased approximately 30.6% from the three months ended March 31, 1998. This decrease was planned and was a part of Company management strategy to move higher levels of military sales to the calendar year end, which has typically seen reduced demand in commercial sales of telescopic material handlers. Sales of aerial work platforms decreased 17.8%, due to a decrease in sales to national rental fleets. Sales of compact products and parts and other products for the three months ended March 31, 1999 were relatively flat compared to the three months ended March 31, 1998.

Gross profit for the three months ended March 31, 1999 was $24.4 million, a decrease of $3.1 million from gross profit of $27.5 million for the three months ended March 31, 1998. The decrease in gross profit primarily reflects an increase in costs associated with set-up costs related to the addition and expansion of two telescopic material handling manufacturing facilities, consulting and employee training costs. Also affecting gross profit was the continued pricing pressure in aerial work platforms and manufacturing cost increases in the Snorkel facility. The gross margin decreased to 20.0% for the three months ended March 31, 1999 from 23.0% for the three months ended March 31, 1998. The decline in gross margin was due to the increase in costs discussed above.

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 1999 were $11.7 million, a decrease of $0.7 million from SG&A expenses of $12.4 million for the three months ended March 31, 1998. SG&A expenses as a percentage of net sales decreased to 9.6% for the three months ended March 31, 1999 from 10.4% for the three months ended March 31, 1998. This decrease in the SG&A percentage reflected the timing of various expenses and cost reduction measures.

Operating income for the three months ended March 31, 1999 was $12.7 million, a decrease of $2.4 million, or 16.4%, from operating income of $15.1 million for the three months ended March 31, 1998 due to the factors discussed above.
Operating margin decreased to 10.4% for the three months ended March 31, 1999 from 12.6% for the 1998 period, primarily reflecting the gross margin decline discussed above.

Interest expense for the three months ended March 31, 1999 was $2.4 million, a decrease of $0.5 million, compared to interest expense of $2.9 million for the three months ended March 31, 1998. The decrease in interest expense was due primarily to the lower interest rates for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $0.4 million for the three months ended March 31, 1999 compared to $0.6 million for the three months ended March 31, 1998, reflecting a lower proportion of financed sales for the 1999 period. Other finance charges as a percentage of net sales decreased to 0.3% from 0.5%. The reduction in finance charges as a percentage of sales primarily reflected a shift in sales to the national rental fleets which historically have not utilized the dealer-related finance programs.

Provision for income taxes for the three months ended March 31, 1999 was $4.0 million compared to $4.7 million for the three months ended March 31, 1998. The decrease reflected the decrease in income before income taxes of $1.8 million. The Company's effective tax rate was 40.5% for the three months ended March 31, 1999 and 1998.

Net income for the three months ended March 31, 1999 was $5.8 million, a decrease of $1.1 million, or 15.4%, from net income of $6.9 million for the three months ended March 31, 1998, as a result of the factors described above.

Basic and diluted earnings per share were $0.41 for the three months ended March 31, 1999. Basic and diluted earnings per share were $0.48 for the three months ended March 31, 1998.

Six Months Ended March 31, 1999 compared to Six Months Ended March 31, 1998

Net sales for the six months ended March 31, 1999 were $235.2 million, an increase of $31.2 million over net sales of $204.0 million for the six months ended March 31, 1998. Of the $31.2 million increase, net sales from the Snorkel division (acquired in November 1997) accounted for $16.0 million, while net sales for the existing OmniQuip business increased by $15.2 million, or 7.0%. Net sales by product line were as follows:


                                                      ($ in millions)
                                                     Six months ended
                                                         March 31,
                                                                                                 Increase
                                                               1999              1998           (Decrease)
                                                               ----              ----           ----------
Commercial Telescopic Material Handlers                      $  128.7          $  114.8          $  13.9
Military Telescopic Material Handlers                             9.7              10.8            (1.1)
Compact Products (1)                                             10.2              10.4            (0.2)
Aerial Work Platforms                                            69.0              54.6             14.4
Parts and Other Products                                         17.6              13.4              4.2
                                                           ----------         ---------          --------
                                                             $  235.2          $  204.0          $  31.2
                                                           ==========         =========          ========

--------------

(1) Compact products includes skid steer loaders, mini-excavators, power haulers and power lifters and articulated forklifts and loaders.



Commercial sales of telescopic material handlers for the six months ended March 31, 1999 increased approximately 12.1% over the six months ended March 31, 1999 due to continued strong market demand and increased plant capacity to fill this demand. Military sales under the U.S. Army ATLAS contract decreased approximately 9.5% from the six months ended March 31, 1998. This decrease was planned and was a part of Company management strategy to move higher levels of military sales to the calendar year end, which has typically seen reduced demand in commercial sales of telescopic material handlers. Sales of aerial work platforms were flat, on a pro forma basis. Sales of parts and other products for the six months ended March 31, 1999 increased approximately 30.6% from the six months ended March 31, 1998, due to an increasing population of machines in the field and Snorkel part sales.

Gross profit for the six months ended March 31, 1999 was $49.0 million, an increase of $0.4 million over gross profit of $48.6 million for the six months ended March 31, 1998. The increase in gross profit primarily reflected the increase in net sales discussed above, offset by increased manufacturing costs associated with set-up costs related to the addition and expansion of two telescopic material handling manufacturing facilities, consulting and employee training costs. The gross margin decreased to 20.8% for the six months ended March 31, 1999 from 23.8% for the six months ended March 31, 1998. The decline in gross margin was due to the increase in costs discussed above.

SG&A expenses for the six months ended March 31, 1999 were $24.8 million, an increase of $3.0 million from SG&A expenses of $21.8 million for the six months ended March 31, 1998 primarily due to the inclusion of Snorkel for the entire six-month period. SG&A expenses as a percentage of net sales decreased to 10.5% for the six months ended March 31, 1999 from 10.7% for the six months ended March 31, 1998. This decrease in the SG&A percentage reflected the fixed component of SG&A and increased sales.

Operating income for the six months ended March 31, 1999 was $24.2 million, a decrease of $2.6 million, or 9.9%, from operating income of $26.8 million for the six months ended March 31, 1998 due to the factors discussed above. Operating margin decreased to 10.3% for the six months ended March 31, 1999 from 13.1% for the 1998 period, primarily reflecting the gross margin decline discussed above.

Interest expense for the six months ended March 31, 1999 was $4.9 million, an increase of $0.2 million, compared to interest expense of $4.7 million for the six months ended March 31, 1998. The increase in interest expense was due primarily to the increased debt level outstanding for the six months ended March 31, 1999 compared to the six months ended March 31, 1998, partially offset by lower interest rates.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $0.9 million for the six months ended March 31, 1999 compared to $1.3 million for the six months ended March 31, 1998, reflecting a lower proportion of financed sales for the 1999 period. Other finance charges as a percentage of net sales decreased to 0.4% from 0.6%. The reduction in finance charges as a percentage of sales primarily reflected a shift in sales to the national rental fleets which historically have not utilized the dealer-related finance programs.

Provision for income taxes for the six months ended March 31, 1999 was $7.4 million compared to $8.4 million for the six months ended March 31, 1998. The decrease reflected the decrease in income before income taxes of $2.5 million. The Company's effective tax rate was 40.5% for the six months ended March 31, 1999 compared to 40.3% for the six months ended March 31, 1998.

Income from continuing operations for the six months ended March 31, 1999 was $10.9 million, a decrease of $1.5 million, or 12%, from income from continuing operations for the six months ended March 31, 1998 as a result of the factors described above.

In November 1997, in connection with the refinancing related to the Snorkel acquisition, the Company incurred an extraordinary $0.5 million after-tax charge for the write-off of deferred financing charges.

Net income for the six months ended March 31, 1999 was $10.9 million, a decrease of $1.0 million, or 8.1%, from net income of $11.9 million for the six months ended March 31, 1998, as a result of the factors described above.

Basic and diluted earnings per share were $0.77 for the six months ended March 31, 1999. Basic and diluted earnings per share, before the effect of the extraordinary item discussed above, were $0.87 and $0.86, respectively, for the six months ended March 31, 1998. Basic and diluted earnings per share were $0.83 and $0.82, respectively, for the six months ended March 31, 1998.

Capital Resources and Liquidity

Net cash used in operating activities of the Company was $14.8 million for the six months ended March 31, 1999. Working capital (excluding the effects of changes in cash and current portions of long-term debt) increased by $30.7 million in the period, primarily reflecting an $11.3 million increase in accounts receivable, a $27.8 million increase in inventories and a $12.6 million decrease in other current liabilities, offset by a $21.9 million increase in accounts payable. Accounts receivable increased due to timing of shipments at the end of the quarter. The decrease in other current liabilities primarily reflected customer utilization of volume rebates. The increase in inventories was due primarily to reduced sales at Snorkel. Net cash used in investing activities was $15.4 million for capital expenditures. See further discussion on the capacity expansion program below. These cash requirements were financed with an amended and restated credit facility described below.

Net cash used in operating activities of the Company was $3.4 million for the six months ended March 31, 1998. Working capital (excluding the effects of changes in cash and current portions of long-term debt) increased by $19.9 million in the period, primarily reflecting a $23.3 million increase in accounts receivable and a $6.1 million decrease in other current liabilities offset by a $12.2 million increase in accounts payable. Accounts receivable increased due to timing of shipments at the end of the quarter. The decrease in other current liabilities primarily reflected the issuance of volume rebates and the payment of year-end bonuses. The increase in accounts payable primarily reflected increased inventory purchases due to increases in production schedules. Net cash used in investing activities was $111.1 million, including $3.4 million for capital expenditures and $107.7 million for acquisition of the net assets of Snorkel.

During February 1999, the Company amended and restated its credit facility. The amended and restated credit facility provides for a $211.6 million credit facility consisting of a $40.0 million revolving credit facility, a $40.0 million delayed draw term loan and a $131.6 million term loan. The delayed draw term loan became effective upon the preliminary payment of the additional purchase price of Snorkel on April 30, 1999. The term loans require quarterly principal payments ranging from $3.75 million to $10.0 million commencing on February 28, 1999 with the final maturity on November 30, 2004. Borrowings under the amended and restated agreement bear interest at a rate that is determined from a pricing grid based on the Company's leverage ratio (debt / EBITDA). At March 31, 1999, the interest rate under this agreement was prime plus 0.5% or LIBOR plus 1.5%.

Amounts outstanding under the amended and restated credit facility at March 31, 1999 were $164.4 million. As of March 31, 1999, the Company accrued an additional $27.0 million in goodwill and debt based on the preliminary payment for Snorkel made on April 30, 1999. In addition, the Company had $0.2 million in outstanding letters of credit under this revolving line of credit facility. At March 31, 1999 the Company had unused borrowing capacity of $3.2 million. The Company also has available a $10 million overline facility which will bear interest at prime through July 31, 1999. As of March 31, 1999, there were no borrowings under the overline facility.

Pursuant to the Snorkel acquisition, the Company will be required to pay an additional purchase price of up to $50 million in May 1999. The additional payment will be equal to the amount of the net sales of Snorkel for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the Earn-out Provision) in excess of $140 million, such additional amount not to exceed $20 million, plus 70% of the amount of the net sales of Snorkel during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. Based on the performance of Snorkel since April 1, 1998, the Company made a preliminary payment of $27 million on April 30, 1999 and financed such payment through the delayed draw term loan provision of the amended and restated credit facility.

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

As the result of a major capacity expansion program for telescopic material handlers launched in September 1998, the Company's capital expenditures for fiscal year 1999 will be higher than normal. It is expected that total capital expenditures for the year ending September 30, 1999 will be approximately $25 million, approximately $20 million of which is related to the capacity expansion program. These capital expenditures are expected to be financed through internal cash flow and existing credit lines, with the exception of approximately $4.5 million related to the Oakes, North Dakota building expansion which was financed through a capital lease. Approximately 80% of the capital spending for fiscal year 1999 has occurred in the first half of the fiscal year.

Backlog

The Company's backlog as of March 31, 1999 was approximately $156.5 million of which $44.0 million relates to the ATLAS military contract. It is expected that substantially all of the commercial backlog and approximately 53% of the military backlog will be shipped before March 31, 2000.

Market Risk

In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks, which the Company does not currently consider to be material. These exposures primarily relate to having investments denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements, to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company currently has $61.3 million notional principal outstanding under an interest rate swap agreement which fixes LIBOR at 6.24% through November 2004. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge relate to foreign currency exposure and the portion of the floating rate debt not covered by the interest rate swap.

New Accounting Pronouncements

In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The statement requires that the Company report certain information if specific requirements are met about operating segments of the Company including information about services, geographic areas of operation and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is evaluating the provisions of SFAS 131 to determine its future reporting requirements.

In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is continuing to evaluate the provisions of SFAS 133 to determine its impact on financial position and results of operations.

Year 2000

The Company utilizes software and related computer technologies essential to its operations that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year 2000. The Company has established a plan to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. The Company has substantially completed the assessment of its internal systems for year 2000 compliance issues. The Company's plan for remediation includes a combination of repair and replacement of affected systems. For the Company's internal systems at TRAK and Lull, this remediation is an incidental consequence of the ongoing implementation of a new integrated core business system. The Company expects the remediation phase to be completed by August 31, 1999 and for testing to be conducted by September 30, 1999. For the Company's internal systems at Snorkel, this remediation is a software patch for the existing system which has been implemented. The Company expects that all critical systems will be year 2000 compliant by September 30, 1999. Substantially all of the costs incurred, and expected to be incurred, to achieve year 2000 compliance have been and are a part of ongoing expenditures to upgrade systems. The Company is dependent upon various third parties, including certain product suppliers, to conduct its business operations. The failure of mission-critical third parties to achieve year 2000 compliance could have a material effect on the Company's operations. The Company is presently in the assessment phase of its year 2000 plan with respect to the Company's suppliers, vendors and service providers for year 2000 compliance. The Company expects to complete the assessment phase by July 31 1999. The Company plans to develop a contingency plan by September 30, 1999 in the event its systems or its mission-critical vendors do not achieve year 2000 compliance. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems or its supply chain, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

See "Market Risk" under Item 2 hereof.

OMNIQUIP INTERNATIONAL, INC.

PART II.  Other Information
--------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 16, 1999, OmniQuip International, Inc. held its second annual meeting of stockholders since its initial public offering on March 20, 1997. At the meeting, the following persons were elected to serve on the Board of Directors until the Annual Meeting of Stockholders in 2002:

                                   For                       Withheld Authority
                                   ---                       ------------------

         Samuel A. Hamacher        11,003,147                 17,852
         Jay G. Henges             10,771,218                249,781
         Robert L. Virgil          10,772,118                248,881

         Also at the meeting, the selection of PricewaterhouseCoopers LLP as independent auditors of the Company was ratified by the following votes:

                  For              11,002,329
                  Against              11,576
                  Abstain               7,094


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 10.1 - First Amendment, dated as of December 19, 1997, by and among OmniQuip International, Inc., First Union National Bank, as Administrative Agent, and the various lending institutions set forth therein.

                  Exhibit 10.2 - Second Amendment, dated as of February 8, 1999, by and among OmniQuip International, Inc., First Union National Bank, as Administrative Agent, and the various lending institutions set forth therein.

                  Exhibit 10.3 - Amended and Restated Credit Agreement, dated as of February 26, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger, First Union National Bank, as Administrative Agent and Co-Arranger, and the various lending institutions set forth therein.

                  Exhibit 10.4 - Offering Basis Loan Agreement, dated January 14, 1999, by and between OmniQuip International, Inc. and First Union National Bank.

                  Exhibit 10.5 - Sublease Agreement, dated as of February 1, 1999, by and between OmniQuip International, Inc. and Oakes Enhancement, Inc.

                  Exhibit 10.6 - Lease, dated as of March 1, 1999, by and between TRAK International, Inc. and Park Street Industrial LLC.

                  Exhibit 10.7 - Letter Agreement, dated as of April 19, 1999, by and between OmniQuip International, Inc. and Thomas K. Breslin.

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  On February 11, 1999, a Current Report on Form 8-K was filed to report, pursuant to Item 5 thereof, the amendment of the Rights Agreement, dated as of August 21, 1998, as amended, by and between the Company and First Chicago Trust Company of New York, as Rights Agent.

                          OMNIQUIP INTERNATIONAL, INC.




                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OMNIQUIP INTERNATIONAL, INC.



Date:  May 14, 1999           /s/ Thomas K. Breslin
                              -----------------------------------
                              Thomas K. Breslin
                              Vice President-Finance and Chief Financial Officer
                              Principal accounting and financial officer)

                                  EXHIBIT INDEX



 Exhibit No.               Description
 -----------               -----------

    10.1 First Amendment, dated as of December 19, 1997, by and among OmniQuip International, Inc., First Union National Bank, as Administrative Agent, and the various lending institutions set forth therein.

    10.2 Second Amendment, dated as of February 8, 1999, by and among OmniQuip International, Inc., First Union National Bank, as Administrative Agent, and the various lending institutions set forth therein.

    10.3 Amended and Restated Credit Agreement, dated as of February 26, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger, First Union National Bank, as Administrative Agent and Co-Arranger, and the various lending institutions set forth therein.

    10.4 Offering Basis Loan Agreement, dated January 14, 1999, by and between OmniQuip International, Inc. and First Union National Bank.

    10.5 Sublease Agreement, dated as of February 1, 1999, by and between OmniQuip International, Inc. and Oakes Enhancement, Inc.

    10.6 Lease, dated as of March 1, 1999, by and between TRAK International, Inc. and Park Street Industrial LLC.

    10.7 Letter Agreement, dated as of April 19, 1999, by and between OmniQuip International, Inc. and Thomas K. Breslin.

    27                     Financial Data Schedule