Form 10-Q
period 1999-06-30
OMNIQUIP INTERNATIONAL INC
filed 1999-08-16
CIK 1023973

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1999
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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
           during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
                     and (2) has been subject to such filing
                       requirements for the past 90 days.
                                 Yes [X] No [ ]

    The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of August 13, 1999 was 14,262,000.

OMNIQUIP INTERNATIONAL, INC.
Index
--------------------------------------------------------------------------------

                                                                           Page
                                                                          Number
                                                                          ------


Part I    Financial Information

          Item 1.      Financial Statements (Unaudited, except as noted)

                       Consolidated Balance Sheet at June 30, 1999
                         and September 30, 1998 (Audited)                     3

                       Consolidated Statement of Income for the
                         three and nine months ended June 30, 1999 and
                         June 30, 1998                                        4

                       Consolidated Statement of Changes in
                         Stockholders' Equity for the nine months
                         ended June 30, 1999                                  5

                       Consolidated Statement of Cash Flows for the
                         nine months ended June 30, 1999 and
                         June 30, 1998                                        6

                       Notes to Consolidated Financial Statements          7-10

           Item 2.     Management's Discussion and Analysis of Results of
                         Operations and Financial Condition               11-18

           Item 3.     Quantitative and Qualitative Disclosures
                         about Market Risk                                   18

Part II    Other Information

           Item 6.     Exhibits and Reports on Form 8-K                      19


Signatures                                                                   20

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Balance Sheet
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------


                                                                      June 30,            September 30,
                                                                      1999                    1998
                                                                   (unaudited)
Assets
Current assets:
    Cash                                                                $   364                $  4,684
    Accounts receivable, net                                             59,236                  66,580
    Inventories                                                          82,107                  71,065
    Prepaid expenses and other current assets                            11,937                  10,020
                                                                  ==============          ==============

      Total current assets                                              153,644                 152,349

Property, plant and equipment, net                                       59,188                  41,375
Goodwill, net                                                           146,270                 120,746

Other assets, net                                                         3,113                   1,992
                                                                  ==============          ==============

                                                                      $ 362,215               $ 316,462
                                                                  ==============          ==============
Liabilities and stockholders' equity
Current liabilities:
    Current portion of long-term debt                                  $ 21,466               $  13,750
    Accounts payable                                                     55,814                  47,834
    Accrued liabilities                                                  25,021                  31,873
                                                                  ==============          ==============

      Total current liabilities                                         102,301                  93,457
                                                                  ==============          ==============

Long-term debt                                                          147,554                 124,250
Other noncurrent liabilities, net                                           418                     418
Deferred income taxes                                                     3,368                   3,368
                                                                  ==============          ==============

                                                                        151,340                 128,036
                                                                  ==============          ==============

Commitments and contingencies (Notes 3, 4 and 7)

Stockholders' equity:

    Preferred stock, $.01 par value, 1,500,000 shares
      Authorized; no shares issued and outstanding
    Common stock, $.01 par value, 100,000,000 shares
      Authorized; 14,262,000 and 14,270,000 shares
      Issued and outstanding, respectively                                 143                     143
Additional paid-in capital                                              43,916                  44,128
Other                                                                     (419)                   (754)
Accumulated other comprehensive income                                    (905)                 (1,657)
Retained earnings                                                       65,839                  53,109
                                                                  ==============          ==============

      Total stockholders' equity                                       108,574                  94,969
                                                                  ==============          ==============

                                                                     $ 362,215               $ 316,462
                                                                  ==============          ==============


The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Statement of Income (Unaudited)
(Amounts in Thousands Except Share and Per Share Data)
--------------------------------------------------------------------------------

                                                 Three months ended June 30,      Nine months ended June 30,
                                                    1999            1998            1999             1998
                                                    ----            ----            ----             ----
Net sales                                           $ 149,444        $ 119,654      $  384,682       $   323,607

Cost of sales                                         123,963           92,158         310,240           247,476
                                               ------------------------------------------------------------------

Gross profit                                           25,481           27,496          74,442            76,131

Selling, general and administrative expenses           15,417           12,487          40,213            34,308
Restructuring charge                                    1,500                -           1,500                 -
                                               ------------------------------------------------------------------

Operating profit                                        8,564           15,009          32,729            41,823

Other expenses:
  Interest on indebtedness                              3,253            2,873           8,180             7,535
  Other finance charges                                 1,282              613           2,177             1,915
  Other, net                                              292            (139)             259             (134)
                                               ------------------------------------------------------------------
                                                        4,827            3,347          10,616             9,316
                                               ------------------------------------------------------------------

Income before income taxes and                          3,737           11,662          22,113            32,507
extraordinary item
Provision for income taxes                              1,513            4,723           8,955            13,129
                                               ------------------------------------------------------------------
Income before extraordinary item                        2,224            6,939          13,158            19,378

Extraordinary item, net of tax                              -                -               -             (545)
                                               ------------------------------------------------------------------
Net income                                          $   2,224        $   6,939      $   13,158        $   18,833
                                               ==================================================================

Basic earnings per share:
  Income before extraordinary item                   $   0.16         $   0.49       $    0.92         $    1.36
  Extraordinary item                                        -                -               -            (0.04)
                                               ------------------------------------------------------------------
  Net income                                         $   0.16         $   0.49       $    0.92         $    1.32
                                               ==================================================================

Weighted average shares                                14,268           14,260          14,270            14,258
                                               ==================================================================

Diluted earnings per share:
  Income before extraordinary item                   $   0.16         $   0.48       $    0.92         $    1.34
  Extraordinary item                                        -                -               -            (0.04)
                                               ------------------------------------------------------------------
  Net income                                         $   0.16         $   0.48       $    0.92         $    1.30
                                               ==================================================================

Weighted average shares                                14,274           14,445          14,288            14,430
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

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------



                                   Compre-                Cumulative                Additional
                                   Hensive     Retained   Translation    Common      paid-in
                                   Income      Earnings   adjustment      stock      capital       Other      Total
                                   -------     --------   -----------    ------     ----------     -----      -----
Balance, September 30, 1998                      $53,109     $(1,657)     $ 143     $44,128        $ (754)    $94,969
Net income (unaudited)              $13,158       13,158                                                       13,158
Other comprehensive income:
    Foreign currency translation
    adjustments (unaudited)             752                       752                                             752
                                  ----------
Comprehensive income (unaudited)    $13,910
                                  ==========
Restricted stock transactions                                                            (212)         264         52
(unaudited)
Partial payment of stock subscriptions
receivable (unaudited)                                                                                  71         71
Dividends paid (unaudited)                         (428)                                                        (428)
                                              ----------- ------------ ------------ -----------  ---------- ----------

Balance, June 30, 1999                           $65,839      $ (905)     $ 143     $43,916         $ (419)  $108,574
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

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                                         Nine months            Nine months
                                                                                            ended                  ended
                                                                                           June 30,               June 30,
                                                                                             1999                   1999
Cash flows from operating activities:
    Net income                                                                                 $ 13,158         $  18,833
    Adjustments to reconcile net income to net cash provided
    by operating activities, excluding the effects of an acquisition:
      Depreciation                                                                                4,986             3,480
      Amortization                                                                                2,726             2,400
      Loss on disposition of assets                                                                 339
      Loss on debt refinancing                                                                        -               916
      Other                                                                                          52                 3
      (Increase) decrease in current assets, excluding the
      effect on an acquisition:
         Accounts receivable, net                                                                 7,344          (17,067)
         Inventories                                                                           (11,042)          (11,869)
         Prepaid expenses and other current assets                                              (1,917)             (708)
      Increase (decrease) in current liabilities, excluding
      the effect on an acquisition:
         Accounts payable                                                                         7,980            15,608
         Other current liabilities                                                              (6,852)           (3,368)
                                                                                       -----------------  ----------------

Net cash provided by operating activities                                                        16,774             8,228
                                                                                       -----------------  ----------------
Cash flows from investing activities:
    Acquisition of net assets of Snorkel Division of Figgie International, Inc.                 (28,000)         (105,439)
    Capital expenditures, net                                                                   (18,623)           (6,057)
    Investment in Libra Compact Technologies                                                       (781)                -
    Payments to former TRAK shareholders for ATLAS program                                            -              (527)
                                                                                       -----------------  ----------------

Net cash used in investing activities                                                          (47,404)         (112,023)
                                                                                       -----------------  ----------------
Cash flows from financing activities:
    Proceeds from financing                                                                     47,000           125,000
    Net proceeds from (payments on) revolver                                                    (9,000)            21,042
    Payments on long-term debt                                                                 (11,495)          (36,125)
    Payment of dividends                                                                          (428)             (428)
    Financing costs                                                                               (590)           (1,742)
    Other                                                                                            71                 -
                                                                                       -----------------  ----------------
Net cash provided by financing activities                                                        25,558           107,747
                                                                                       -----------------  ----------------
Effect of exchange rate changes on cash                                                             752           (1,030)
                                                                                       -----------------  ----------------

Net change in cash                                                                              (4,320)             2,922
Cash beginning of period                                                                          4,684                 5
                                                                                       -----------------  ----------------
Cash at end of period                                                                           $   364        $    2,927
                                                                                       =================  ================


The accompanying notes are an integral part of these consolidated financial statements.

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

1.       Unaudited consolidated financial statements

         The accompanying unaudited consolidated financial statements of OmniQuip International, Inc. (OmniQuip or the Company) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such information includes all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the Company's consolidated financial statements and notes to the consolidated financial statements included in the Company's September 30, 1998 Form 10-K filed with the Securities and Exchange Commission on December 28, 1998.

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

         The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars on the following basis. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Adjustments resulting from the process of translating the consolidated amounts into U.S. dollars are accumulated in a separate translation adjustment account, included in stockholders' equity. Common stock and additional paid-in capital are translated at historical U.S. dollar equivalents in effect at the date of acquisition. Foreign currency transaction gains and losses are included in earnings currently. The foreign currency transaction gains and losses for the nine months ended June 30, 1999 and 1998 were not material.

3.       Snorkel acquisition and related financing

         On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest-based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction accounted for under the purchase method of accounting. The cash purchase price of approximately $100,000 was financed by borrowings under a $165,000 senior credit facility which replaced the Company's existing credit facility. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $59,000. The purchase price may be increased up to $50,000 based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price will result in additional goodwill for financial reporting purposes. On April 30, 1999, the Company paid an additional purchase price of $27,000, subject to audit confirmation. The Company expects to pay an additional amount of approximately $1,000 (plus accrued interest from April 30, 1999) when the audit is finalized. This additional payment of $1,000 has been accrued in the accompanying consolidated financial statements as additional goodwill and other current liabilities. Snorkel's results of operations are reflected in the accompanying financial statements from the date of acquisition.

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

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

         with final maturity on November 30, 2004. Borrowings under the agreement bore interest at prime or LIBOR plus an additional rate (ranging from 0.0% to 1.125%) based on the Company's leverage ratio (debt/EBITDA). On February 26, 1999, the credit facility was amended and restated as detailed below.

         The amended and restated credit facility provided for a $211,574 credit facility consisting of a $40,000 revolving credit facility, a $40,000 delayed draw term loan and a $131,574 term loan. The delayed draw term loan became effective upon payment of the additional purchase price of Snorkel, the first installment of which ($27,000) was paid on April 30, 1999. The term loans required quarterly principal payments ranging from $3,750 to $10,000 commencing on February 28, 1999 with a final maturity on November 30, 2004. Borrowings under the agreement bore interest at prime plus an additional rate (ranging from 0.0% to 0.625%) based on the Company's leverage ratio (debt/EBITDA) or LIBOR plus an additional rate (ranging from 1.0% to 1.625%) based on the Company's leverage ratio (debt/EBITDA).

         On June 29, 1999, the first amendment was made to the amended and restated credit facility, which adjusted the debt covenants and interest rate and permitted the establishment of a new money credit facility which became effective August 4, 1999. The amended facility of $215,396 consists of a $149,574 term loan, a $40,000 revolving credit facility and the new money revolving credit facility of $25,822. The term loan requires quarterly principal payments ranging from $5,250 to $10,000 commencing on August 31, 1999 with a final maturity of November 30, 2004. Borrowings are not permitted under the new money revolving credit facility until the $40,000 revolving credit facility is fully drawn. The new money revolving credit facility expires on November 15, 1999. Borrowings under the facilities bear interest at prime plus an additional rate (ranging from 0.75% to 2.00%) based on the Company's leverage ratio (debt/EBITDA) or LIBOR plus an additional rate (ranging from 1.75% to 3.00%) based on the Company's leverage ratio (debt/EBITDA). At June 30, 1999, the Company's borrowings were at 8.25%. Amounts outstanding under the revolving credit facility and the term loan at June 30, 1999 were $15,000 and $149,574, respectively. In addition, the Company had approximately $157 in outstanding letters of credit and had unused borrowing capacity of $24,843 under this facility. The Company also had an overline facility of $10,000 which was canceled June 28, 1999. The Company was in compliance with all covenants or had obtained a waiver for an event of non-compliance under its credit facilities at June 30, 1999.

         In conjunction with entering into the senior credit facility in November 1997, the Company recognized an extraordinary loss of $545 attributable to the write-off of $916 of unamortized deferred financing fees, net of a related $371 tax benefit. In conjunction with the amended and restated credit facility in February 1999, the Company recorded $590 of deferred financing costs. The Company will record additional deferred financing costs of approximately $900 in the fourth fiscal quarter ending September 30, 1999, related to the first amendment and the new money credit facility.

4.       Lease Commitments

         In February 1999, the Company entered into a lease arrangement relating to a building in Oakes, North Dakota. The agreement extends for a period of 180 months and contains a purchase option. The lease obligation and related fixed assets of $4,515 are reflected in the consolidated financial statements as a capitalized lease in accordance with the requirements of Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------


5.       Inventories

         Inventories consist of the following:

                                                June 30,           September 30,
                                                  1999                   1998
                                               (unaudited)

Raw material and purchased components            $ 51,975            $ 43,521
Work-in-process                                     5,952              11,751
Finished goods                                     24,180              15,651
Unbilled government contract costs                    ---                 142
                                                 =========           =========

                                                 $ 82,107            $ 71,065

                                                 =========           =========

6.       Stock options

         The Company has two stock option plans: the 1996 Long-Term Incentive Plan and the 1996 Directors Non-Qualified Stock Option Plan. A summary of the status of the Company's stock option plans as of June 30, 1999 and the changes during the nine months then ended is presented below:

                                                 Shares         Weighted average
                                                                 exercise price

Outstanding at September 30, 1998               817,250            $   14.84
Granted                                         420,750            $   10.56
Exercised                                             -                    -
Forfeited                                      (155,412)           $   14.17
                                              ==========           =========

Outstanding at June 30, 1999                  1,082,588            $   13.27
                                              ==========           =========

Exercisable at June 30, 1999                    155,576            $   13.90
                                              ==========           =========

         The exercise prices of the options granted above are equivalent to the market price of the Company's common stock on the date of grant. During the nine months ended June 30, 1999 and 1998, 2,000 shares and 10,000 shares, respectively, of restricted stock were granted. No performance stock awards have been granted by the Company at June 30, 1999.

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

         The Company has financing arrangements with certain third-party financing institutions to facilitate dealer purchases of equipment under floor plan and rental fleet arrangements. The aggregate outstanding loan balance on a consolidated basis under these agreements was $93,363 at June 30, 1999. Under the Company's agreements, the Company either provides a back-up guarantee of a dealer's credit or an

OMNIQUIP INTERNATIONAL, INC.
Item 1.  Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands Except Per Share Data)
--------------------------------------------------------------------------------

         undertaking to repurchase equipment at a discounted price at specified times or under specified circumstances. The Company's actual exposure under these financing arrangements is significantly less than the nominal amount outstanding. Aggregate losses under substantially all of the Company's guarantee obligations to third-party lenders with respect to the Company's dealers in each of calendar years 1997, 1998 and 1999 are limited to the greater of $1,500 or 5% of the loan balance at the previous calendar year end (approximately $60,452 and $55,100 at December 31, 1998 and 1997, respectively).

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

9.       Earnings Per Share of Common Stock

         The following table represents the reconciliation of income before extraordinary loss and weighted average shares outstanding between basic and diluted earnings per share for the three and nine months ended June 30, 1999 and 1998 (share data in thousands):


                                                                   Three months ended      Nine months ended
                                                                        June 30,                June 30,

                                                                     1999        1998        1999        1998
Numerator:
Income before extraordinary loss                                   $ 2,224    $ 6,939      $13,158    $19,378
                                                                 ================================================
Denominator:
Basic weighted average shares outstanding                           14,268     14,260       14,270     14,258
Effect of dilutive securities:
    Stock options                                                        6        185           18        172
                                                                 ------------------------------------------------
Weighted average shares and dilutive potential common shares        14,274     14,445       14,288     14,430
                                                                 ================================================

10.      Restructuring Charge

         During the quarter ended June 30, 1999, the Company recorded a restructuring charge of $1.5 million primarily related to costs associated with reorganizing the Snorkel aerial work platform operations, rationalizing the product offerings of certain product lines at Snorkel, and increasing the consolidation and integration for the Company's three business units. Such costs are expected to be paid by September 30, 2000.

Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of OmniQuip International, Inc. (OmniQuip or the Company) for the three and nine months ended June 30, 1999 compared to the three and nine months ended June 30, 1998. The discussion should be read in conjunction with the consolidated financial statements as of September 30, 1998 and the associated notes to the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on December 28, 1998.

On November 17, 1997, OmniQuip purchased certain net assets of the Snorkel Division of Figgie International Inc. (Snorkel), a Midwest based manufacturer of aerial work platforms and aerial fire apparatus, in a transaction accounted for under the purchase method of accounting. The cash purchase price of approximately $100 million was financed by borrowing under a $165 million senior credit facility which replaced the Company's existing facility. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values; the excess of purchase price over the estimated fair value of net assets acquired at the date of acquisition (goodwill) approximated $59 million. The purchase price may be increased up to $50 million based on Snorkel's net sales between April 1, 1998 and March 31, 1999; any such additional purchase price will result in additional goodwill for financial reporting purposes. As of April 30, 1999, the Company estimated the additional purchase price to be $27 million, subject to audit confirmation, which was paid on April 30, 1999. As of July 31, 1999, the Company estimated the additional purchase price to be approximately $28 million, subject to audit confirmation. The estimated additional purchase price of $1 million has been accrued in the June 30, 1999 financial statements as additional goodwill and other current liabilities. Snorkel's results of operations are reflected in the accompanying financial statements from the date of acquisition. The $27 million payment was financed under an amended and restated credit agreement described below.

Certain statements included herein are forward-looking statements concerning the Company's operations, economic performance and financial condition and are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors including cyclical fluctuations in demand, manufacturing capacity constraints and production inefficiencies, increased competition from larger and better capitalized companies, the effects of restructuring efforts, the effects on price and margin of the rapid consolidation of distributors, the inability to achieve expected cost savings from the strategic sourcing initiatives, field warranty campaigns for certain products, loss of, or reduced orders under the Company's contract for the sale of ATLAS vehicles, the inability to make complementary acquisitions, or to integrate any such acquisitions, and risks associated with the substantial borrowings that may be necessary to finance acquisitions.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statement of income:

                                       Three months ended      Nine months ended
                                          June 30,                  June 30,

                                       1999         1998       1999         1998
                                       ----         ----       ----         ----


Net sales                              100.0%     100.0%      100.0%      100.0%
Cost of sales                           82.9%      77.0%       80.6%       76.5%
                                       ------     ------      ------      ------
Gross profit                            17.1%      23.0%       19.4%       23.5%
Selling, general and administrative
  Expenses                              10.3%      10.4%       10.5%       10.6%
Restructuring charge                     1.0%         --        0.4%          --
                                       ------     ------      ------      ------
Operating income                         5.8%      12.6%        8.5%       12.9%
Interest expense                         2.2%       2.4%        2.1%        2.3%
Other finance charges                    1.1%       0.5%        0.7%        0.6%
                                       ------     ------      ------      ------
Income before income taxes and
  Extraordinary item                     2.5%       9.7%        5.7%       10.0%
Provision for income taxes               1.0%       3.9%        2.3%        4.0%
                                       ------     ------      ------      ------
Income before extraordinary item         1.5%       5.8%        3.4%        6.0%
Extraordinary item                         --         --          --        0.2%
                                       ------     ------      ------      ------
Net income                               1.5%       5.8%        3.4%        5.8%
                                       ======     ======      ======      ======


Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

Net sales for the three months ended June 30, 1999 were $149.4 million, an increase of $29.7 million over net sales of $119.7 million for the three months ended June 30, 1998. Net sales by product line were as follows:

                                                ($ in millions)
                                               Three months ended
                                                     June 30,

                                                                    Increase
                                           1999       1998         (Decrease)
                                           ----       ----         ----------

Commercial Telescopic Material Handlers   $  83.2     $  60.4       $  22.8
Military Telescopic Material Handlers         4.2         4.7         (0.5)
Compact Products (1)                          8.4         7.7            .7
Aerial Work Platforms                        46.2        38.2           8.0
Parts and Other Products                      7.4         8.7          (1.3)
                                          --------    --------      --------
                                          $ 149.4     $ 119.7       $  29.7
                                          ========    ========      ========

--------------

(1) Compact products includes skid steer loaders, mini-excavators, power haulers and power lifters and articulated forklifts and loaders.


Commercial sales of telescopic material handlers for the three months ended June 30, 1999 increased approximately 37.7% over the three months ended June 30, 1998 due to continued strong market demand and the Company's ability to fill market demand through increased plant capacity. Military sales under the U.S. Army ATLAS contract decreased approximately 10.4% from the three months ended June 30, 1998. This decrease was planned and is a part of Company management strategy to move higher levels of military sales to the calendar year end, which has typically seen reduced demand in commercial sales of telescopic material handlers. Sales of aerial work platforms increased 20.9% due to higher than anticipated sales as the result of an aggressive inventory reduction program specifically focusing on the scissors product line. Sales of compact products and parts and other products for the three months ended June 30, 1999 were relatively flat compared to the three months ended June 30, 1998.

Gross profit for the three months ended June 30, 1999 was $25.5 million, a decrease of $2.0 million from gross profit of $27.5 million for the three months ended June 30, 1998. The decrease in gross profit primarily reflects costs associated with inventory reduction programs for aerial work platforms at Snorkel and manufacturing inefficiencies at Snorkel resulting from efforts to reduce finished goods inventory. Also affecting gross profit was an increase in costs associated with start-up costs related to the addition and expansion of two telescopic material handling facilities, and with related consulting and employee training costs. The gross margin decreased to 17.1% for the three months ended June 30, 1999 from 23.0% for the three months ended June 30, 1998. The decline in gross margin was due to the increase in costs discussed above. The Company expects only a modest improvement in fourth quarter margin compared to its third quarter of fiscal 1999.

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 1999 were $15.4 million, an increase of $2.9 million from SG&A expenses of $12.5 million for the three months ended June 30, 1998. SG&A expenses as a percentage of net sales decreased to 10.3% for the three months ended June 30, 1999 from 10.4% for the three months ended June 30, 1998. This increase in the SG&A expense is due to consulting and engineering costs related to the implementation of the strategic sourcing alliances with key suppliers for each of the Company's major components. The potential annual cost savings from this program is expected to be in the range of $10 to $15 million.

Restructuring charge of $1.5 million primarily relates to severance and other costs associated with reorganizing the Company's Snorkel aerial work platform operations, rationalizing the product offerings of certain product lines at Snorkel, and increasing the consolidation and integration of OmniQuip's three business units. Such costs are expected to be paid by September 30, 2000.

Operating income for the three months ended June 30, 1999 was $8.6 million, a decrease of $6.4 million, or 42.9%, from operating income of $15.0 million for the three months ended June 30, 1998 due to the factors discussed above. Operating margin decreased to 5.8% for the three months ended June 30, 1999 from 12.6% for the three months ended June 30, 1998, primarily reflecting the gross margin decline and restructuring charge discussed above.

Interest expense for the three months ended June 30, 1999 was $3.3 million, an increase of $0.4 million, compared to interest expense of $2.9 million for the three months ended June 30, 1998. The increase in interest expense was due primarily to the increased borrowings related to the additional purchase price for Snorkel.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $1.3 million for the three months ended June 30, 1999 compared to $0.6 million for the three months ended June 30, 1998, reflecting the increased use of financial merchandise programs for the national rental fleet customers. Other finance charges as a percentage of net sales increased to 1.1% from 0.5%. The increase in finance charges as a percentage of sales primarily reflected a shift in sales to the national rental fleets that now utilize more finance programs.

Provision for income taxes for the three months ended June 30, 1999 was $1.5 million compared to $4.7 million for the three months ended June 30, 1998. The decrease reflected the decrease in income before income taxes of $8.0 million. The Company's effective tax rate was 40.5% for the three months ended June 30, 1999 and 1998.

Net income for the three months ended June 30, 1999 was $2.2 million, a decrease of $4.7 million, or 67.9%, from net income of $6.9 million for the three months ended June 30, 1998, as a result of the factors described above.

Basic and diluted  earnings per share were $0.16 for the three months ended June
30,  1999.   Basic  and  diluted  earnings  per  share  were  $0.49  and  $0.48, respectively, for the three months ended June 30, 1998.

Nine Months Ended June 30, 1999 compared to Nine Months Ended June 30, 1998

Net sales for the nine months ended June 30, 1999 were $384.7 million, an increase of $61.1 million over net sales of $323.6 million for the nine months ended June 30, 1998. Of the $61.1 million increase, net sales from the Snorkel division (acquired in November 1997) accounted for $24.4 million, while net sales for the existing OmniQuip business increased by $36.7 million, or 15.9%. Net sales by product line were as follows:


                                                 ($ in millions)
                                                Nine months ended
                                                     June 30,
                                                                    Increase
                                           1999       1998         (Decrease)
                                           ----       ----         ----------

Commercial Telescopic Material Handlers   $ 211.9     $ 175.1       $  36.8
Military Telescopic Material Handlers        14.0        15.5         (1.5)
Compact Products (1)                         18.6        18.1           0.5
Aerial Work Platforms                       115.2        92.8          22.4
Parts and Other Products                     25.0        22.1           2.9
                                          --------    --------      --------
                                          $ 384.7     $ 323.6       $  61.1
                                          ========    ========      ========
-------------

(1) Compact products includes skid steer loaders, mini-excavators, power haulers and power lifters and articulated forklifts and loaders.

Commercial sales of telescopic material handlers for the nine months ended June 30, 1999 increased approximately 21.0% over the nine months ended June 30, 1998 due to continued strong market demand and increased plant capacity to fill this demand. Military sales under the U.S. Army ATLAS contract decreased approximately 9.7% from the nine months ended June 30, 1998. This decrease was planned and was a part of Company management strategy to move higher levels of military sales to the calendar year end, which has typically seen reduced demand in commercial sales of telescopic material handlers. Sales of aerial work platforms were flat, on a pro forma basis. Sales of parts and other products for the nine months ended June 30, 1999 increased approximately 13.1% from the nine months ended June 30, 1998, due to an increasing population of machines in the field and Snorkel part sales.

Gross profit for the nine months ended June 30, 1999 was $74.4 million, an decrease of $1.7 million over gross profit of $76.1 million for the nine months ended June 30, 1998. The decrease in gross profit primarily reflected the increased manufacturing costs associated with start-up costs related to the addition and expansion of two telescopic material handling manufacturing facilities, consulting and employee training costs, and the above noted charges at Snorkel related to inventory reduction programs. The gross margin decreased to 19.4% for the nine months ended June 30, 1999 from 23.5% for the nine months ended June 30, 1998. The decline in gross margin was due to the increase in costs discussed above.

SG&A expenses for the nine months ended June 30, 1999 were $40.2 million, an increase of $5.9 million from SG&A expenses of $34.3 million for the nine months ended June 30, 1998. This increase is primarily due to the inclusion of Snorkel for the entire nine-month period, and consulting and engineering costs related to the implementation of the strategic sourcing alliances with key suppliers for each of the Company's major components. The potential annual cost savings from this program is expected to be in the range of $10 to $15 million. SG&A expenses as a percentage of net sales decreased to 10.5% for the nine months ended June 30, 1999 from 10.6% for the nine months ended June 30, 1998.

Restructuring charge of $1.5 million primarily relates to severance and other costs associated with reorganizing the Company's Snorkel aerial work platform operations, rationalizing the product offerings of certain product lines at Snorkel, and increasing the consolidation and integration of OmniQuip's three business units.

Operating income for the nine months ended June 30, 1999 was $32.7 million, a decrease of $9.1 million, or 21.7%, from operating income of $41.8 million for the nine months ended June 30, 1998 due to the factors discussed above. Operating margin decreased to 8.5% for the nine months ended June 30, 1999 from 12.9% for the nine months ended June 30, 1998, primarily reflecting the gross margin decline and restructuring charge discussed above.

Interest expense for the nine months ended June 30, 1999 was $8.2 million, an increase of $0.7 million, compared to interest expense of $7.5 million for the nine months ended June 30, 1998. The increase in interest expense was due primarily to the increased debt level outstanding for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, partially offset by lower interest rates. The increased debt levels primarily relate to borrowings to support working capital increases and to fund the additional Snorkel purchase price.

Other finance charges, which are primarily comprised of dealer-related finance charges, were $2.2 million for the nine months ended June 30, 1999 compared to $1.9 million for the nine months ended June 30, 1998, reflecting an increased proportion of financed sales for the 1999 period. Other finance charges as a percentage of net sales increased to 0.7% from 0.6%. The increase in finance charges as a percentage of sales primarily reflected a shift in sales to the national rental fleets that now use various financial merchandise programs.

Provision for income taxes for the nine months ended June 30, 1999 was $9.0 million compared to $13.1 million for the nine months ended June 30, 1998. The decrease reflected the decrease in income before income taxes and extraordinary item of $10.4 million. The Company's effective tax rate was 40.5% for the nine months ended June 30, 1999 compared to 40.4% for the nine months ended June 30, 1998.

Income from continuing operations for the nine months ended June 30, 1999 was $13.2 million, a decrease of $6.2 million, or 32.1%, from income from continuing operations for the nine months ended June 30, 1998 as a result of the factors described above.

In November 1997, in connection with the refinancing related to the Snorkel acquisition, the Company incurred an extraordinary $0.5 million after-tax charge for the write-off of deferred financing charges.

Net income for the nine months ended June 30, 1999 was $13.2 million, a decrease of $5.6 million, or 30.1%, from net income of $18.8 million for the nine months ended June 30, 1998, as a result of the factors described above.

Basic and diluted earnings per share were $0.92 for the nine months ended June 30, 1999. Basic and diluted earnings per share, before the effect of the extraordinary item discussed above, were $1.36 and $1.34, respectively, for the nine months ended June 30, 1998. Basic and diluted earnings per share were $1.32 and $1.30, respectively, for the nine months ended June 30, 1998.

Capital Resources and Liquidity

Net cash provided by operating activities of the Company was $16.8 million for the nine months ended June 30, 1999. Working capital (excluding the effects of changes in cash and current portions of long-term debt) decreased by $4.5 million in the period. The decrease primarily reflects a $7.3 million decrease in accounts receivable, offset by a $11.0 million increase in inventories and a $6.9 million decrease in other current liabilities, offset by a $8.0 million increase in accounts payable. The decrease in other current liabilities primarily reflected customer utilization of volume rebates. The increase in inventories and accounts payable was due primarily to a build-up in inventory at Snorkel. Net cash used in investing activities of $47.4 million included capital expenditures of $18.6 million, $28.0 million for additional purchase price of Snorkel, and $.8 million investment in Libra Compact Technologies ("Libra"). Libra is a San Marino company which produces mini excavators which are marketed by the Company under the Scat Trak name. See further discussion on the capacity expansion program below. These cash requirements were financed with an amended and restated credit facility described below.

Net cash provided by operating activities of the Company was $8.2 million for the nine months ended June 30, 1998. Working capital (excluding the effects of the Snorkel acquisition and changes in cash and current portions of long-term debt) increased by $17.4 million in the period, primarily reflecting a $17.1 million increase in accounts receivable, an increase in inventories of $11.9 million and a $3.4 million decrease in other current liabilities offset by a $15.6 million increase in accounts payable. Accounts receivable increased due to increased sales levels and the timing of shipments at the end of the quarter. Inventories increased primarily due to capacity constraints which prevented manufacturing operations from achieving the planned production schedule. The decrease in other current liabilities primarily reflected the issuance of volume rebates and the payment of year-end bonuses. The increase in accounts payable primarily reflected increased inventory purchases due to increases in production schedules. Net cash used in investing activities was $112.0 million, including $6.1 million for capital expenditures and $105.4 million for the acquisition of the net assets of Snorkel.

During February 1999, the Company amended and restated its credit facility. The amended and restated credit facility provided for a $211.6 million credit facility consisting of a $40.0 million revolving credit facility, a $40.0 million delayed draw term loan and a $131.6 million term loan. The delayed draw term loan became effective upon the preliminary payment of the additional purchase price of Snorkel on April 30, 1999.

On June 29,1999, the Company entered into the first amendment to the amended and restated credit facility, which adjusted the debt covenants and interest rate and permitted the establishment of a new money credit facility which became effective on August 4, 1999. The amended and restated credit facility provides for a $215.4 million credit facility consisting of a $149.6 million term loan, $40.0 million revolving credit facility, and the new money revolving credit facility of $25.8 million. The new money revolving credit facility expires on November 15, 1999. The new money revolving credit facility is only available after the regular revolving facility is fully drawn. The term loan requires quarterly principal payments ranging from $5.25 million to $10.0 million commencing August 31, 1999 with the final maturity on November 30, 2004. Borrowings under the amended and restated agreement bear interest at a rate that is determined from a pricing grid based on the Company's leverage ratio (debt/EBITDA). At June 30, 1999, the interest rate under this agreement was prime plus 2.0% or LIBOR plus 3.0%. This amended credit facility is expected to increase the Company's interest expense in future periods.

Amounts outstanding under the amended and restated credit facility at June 30, 1999 were $164.6 million. In addition, the Company had $0.2 million in outstanding letters of credit under this revolving line of credit facility. At June 30, 1999 the Company had unused borrowing capacity of $24.8 million. The
Company was in compliance with all covenants or had obtained a waiver for an event of non-compliance under its credit facilities at June 30, 1999.

In February 1999, the Company entered into a lease arrangement relating to a building in Oakes, North Dakota. The agreement extends for period of 180 months and contains a purchase option. The lease obligation and related fixed assets of $4.5 million are reflected in consolidated financial statements as a capitalized lease and requires monthly payments of principal and interest of $.38 million.

Pursuant to the Snorkel acquisition, the Company was required to pay an additional purchase price of up to $50 million in May 1999. The additional payment was equal to the net sales of Snorkel for the twelve-month period commencing on April 1, 1998 and ending on March 31, 1999 (the Earn-Out Period) in excess of $140 million, such additional amount not to exceed $20 million, plus 70% of the amount of the net sales of Snorkel during the Earn-Out Period in excess of $160 million, such additional amount not to exceed $30 million. Based on the performance of Snorkel since April 1, 1998, the Company made a preliminary payment of $27 million on April 30, 1999 and financed such payment through the delayed draw term loan provision of the amended and restated credit facility. An additional payment of approximately $1.0 million may be required to be paid when the audit is completed. This payment will be made from the revolving credit facility.

Certain manufacturing facilities have experienced capacity constraints, which have limited production output and caused manufacturing inefficiencies during the last twelve months, thus affecting sales and gross margins. A major capacity expansion program, which was launched in September 1998 and is described in more detail below, is expected to address these issues. However, it is expected that these capacity constraints will continue to affect the material handling business throughout 1999.

As the result of a major capacity expansion program for telescopic material handlers launched in September 1998, the Company's capital expenditures for fiscal year 1999 will be higher than normal. It is expected that total capital expenditures for the year ending September 30, 1999 will be approximately $25 million, approximately $20 million of which is related to the capacity expansion program. These capital expenditures are expected to be financed through internal cash flow and existing credit lines, with the exception of approximately $4.5 million related to the Oakes, North Dakota building expansion that was financed through a capital lease. Approximately 90% of the capital spending for fiscal year 1999 had occurred in the first nine months of the fiscal year.

Backlog

The Company's backlog as of June 30, 1999 was approximately $125.5 million, of which $39.9 million relates to the ATLAS military contract. It is expected that substantially all of the commercial backlog and approximately 60% of the military backlog will be shipped before June 30, 2000. The lower backlog primarily reflects reduced orders for Snorkel products. Changes in customer buying patterns and increased capacity at the Company's telescopic material handling plants also contributed to the reduction.

Market Risk

In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks, which the Company does not currently consider to be material. These exposures primarily relate to having investments denominated in foreign currencies and to changes in interest rates. Fluctuations in currency exchange rates can impact operating results, including net sales and operating expenses. The Company may utilize derivative financial instruments, including forward exchange contracts and swap agreements, to manage certain of its foreign currency and interest rate risks that it considers practical to do so. The Company currently has $61.3 million notional principal amount outstanding under an interest rate swap agreement which fixes LIBOR at 6.24% through November 2004. The Company also has $17.5 million notional principal amount outstanding under an interest rate swap agreement which fixes LIBOR at 5.625% through August 31, 2001. The swap agreement provides for quarterly amounts which increase to $19.8 million in November 1999 and reduce quarterly thereafter until it expires on August 31, 2001. The Company does not enter into derivative financial instruments for trading purposes. Market risks that the Company currently has elected not to hedge relate to foreign currency exposure and the portion of the floating rate debt not covered by the interest rate swap.

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

In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is continuing to evaluate the provisions of SFAS 133 to determine its impact on financial position and results of operations.

Year 2000

The Company utilizes software and related computer technologies essential to its operations that use two digits rather than four to specify the year, which could result in a date recognition problem with the transition to the year

2000. The Company has established a plan to assess the potential impact of the year 2000 on the Company's systems and operations and to implement solutions to address this issue. The Company has substantially completed the assessment of its internal systems for year 2000 compliance issues. The Company's plan for remediation includes a combination of repair and replacement of affected systems. For the Company's internal systems at TRAK and Lull, this remediation is an incidental consequence of the ongoing implementation of a new integrated core business system. The Company expects the remediation phase to be completed by August 31, 1999 and for testing to be conducted by September 30, 1999. For the Company's internal systems at Snorkel, this remediation is a software patch for the existing system which has been implemented. The Company expects that all critical systems will be year 2000 compliant by September 30, 1999. Substantially all of the costs incurred, and expected to be incurred, to achieve year 2000 compliance have been and are a part of ongoing expenditures to upgrade systems. The Company is dependent upon various third parties, including certain product suppliers, to conduct its business operations. The failure of mission-critical third parties to achieve year 2000 compliance could have a material adverse effect on the Company's operations. The Company is presently in the assessment phase of its year 2000 plan with respect to the Company's suppliers, vendors and service providers for year 2000 compliance. The Company expects to complete the assessment phase by August 31, 1999. The Company plans to develop a contingency plan by September 30, 1999 in the event its systems or its mission-critical vendors do not achieve year 2000 compliance. However, there can be no assurance that the Company will not experience unanticipated costs and/or business interruptions due to year 2000 problems in its internal systems or its supply chain, or that such costs and/or interruptions will not have a material adverse effect on the Company's consolidated results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See "Market Risk" under Item 2 hereof.

OMNIQUIP INTERNATIONAL, INC.

PART II.  Other Information
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit  10.1 - First  Amendment  to the  Amended and  Restated  Credit
         Agreement, dated as of June 29, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc., as
         Syndication  Agent and  Co-Arranger,  First  Union  National  Bank,  as
         Administrative Agent and Co-Arranger, and the various lending institutions set forth therein.

         Exhibit 10.2 - Second Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of July 29, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc., as
         Syndication  Agent and  Co-Arranger,  First  Union  National  Bank,  as
         Administrative Agent and Co-Arranger, and the various lending institutions set forth therein.

         Exhibit 10.3 - Credit Agreement, dated as of August 4, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger, First Union Capital Markets Corp., as Co-Arranger, First Union Investors, Inc., as Administrative Agent, and the various lending institutions set forth therein.

         Exhibit 27 - Financial Data Schedule


(b)      Reports on Form 8-K

         None.

OMNIQUIP INTERNATIONAL, INC.


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OMNIQUIP INTERNATIONAL, INC.



Date: August 13, 1999       /s/ Thomas K. Breslin
                            ------------------------------
                            Thomas K. Breslin
                            Vice President - Finance and Chief Financial Officer
                            (Principal accounting and financial officer)

                                  EXHIBIT INDEX


   Exhibit No.  Description
   -----------  -----------

        10.1 First Amendment to the Amended and Restated Credit Agreement, dated as of June 29, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger, First Union National Bank, as Administrative Agent and Co-Arranger, and the various lending institutions set forth therein.

        10.2 Second Amendment and Waiver to the Amended and Restated Credit Agreement, as of dated July 29, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger, First Union National Bank, as Administrative Agent and Co-Arranger, and the various lending institutions set forth therein.

        10.3 Credit Agreement, dated as of August 4, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc. as Syndication Agent and Co-Arranger, First Union Capital Markets Corp., as Co-Arranger, First Union Investors, Inc. as Administrative Agent, and the various lending institutions set forth therein.

        27      Financial Data Schedule