Form 10-Q/A
period 1999-06-30
OMNIQUIP INTERNATIONAL INC
filed 1999-08-25
CIK 1023973

FORM 10-Q/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
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

         Exhibit 10.4 - Credit Insurance Recourse Addendum, dated May 7, 1999, by and between TRAK International, Inc., OmniQuip International, Inc., Lull International Inc. (f/k/a Lull Industries, Inc.), and Snorkel International, Inc. and Deutsche Financial Services Corporation (f/k/a ITT Commercial Finance Corp.) and Deutsche Financial Services, a division of Deutsche Bank Canada (successor in interest to ITT Commercial Finance, a division of ITT Industries of Canada Ltd.).

         Exhibit 27 - Financial Data Schedule


(b)      Reports on Form 8-K

         None.

OMNIQUIP INTERNATIONAL, INC.


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OMNIQUIP INTERNATIONAL, INC.



Date: August 24, 1999       /s/ Thomas K. Breslin
                            ------------------------------
                            Thomas K. Breslin
                            Vice President - Finance and Chief Financial Officer
                            (Principal accounting and financial officer)

                                  EXHIBIT INDEX


   Exhibit No.  Description
   -----------  -----------

        10.1* First Amendment to the Amended and Restated Credit Agreement, dated as of June 29, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger, First Union National Bank, as Administrative Agent and Co-Arranger, and the various lending institutions set forth therein.

        10.2* Second Amendment and Waiver to the Amended and Restated Credit Agreement, as of dated July 29, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger, First Union National Bank, as Administrative Agent and Co-Arranger, and the various lending institutions set forth therein.

        10.3* Credit Agreement, dated as of August 4, 1999, by and among OmniQuip International, Inc., Morgan Stanley Senior Funding, Inc. as Syndication Agent and Co-Arranger, First Union Capital Markets Corp., as Co-Arranger, First Union Investors, Inc. as Administrative Agent, and the various lending institutions set forth therein.

        10.4 Credit Insurance Recourse Addendum, dated May 7, 1999, by and between TRAK International, Inc., OmniQuip International, Inc., Lull International Inc. (f/k/a Lull Industries, Inc.), and Snorkel International, Inc. and Deutsche Financial Services
               Corporation (f/k/a ITT Commercial Finance Corp.) and Deutsche Financial Services, a division of Deutsche Bank Canada (successor in interest to ITT Commercial Finance, a division of ITT Industries of Canada Ltd.).

        27*    Financial Data Schedule








---------------

*Previously filed.